Form 10QSB
period 1995-03-31
CONSULIER ENGINEERING INC
filed 1995-05-12
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995
                      --------------

Commission file number 0-17756
                       -------

                          Consulier Engineering, Inc.
- --------------------------------------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

         Florida                                           59-2556878
- -------------------------------                   -----------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

     169 Tequesta Drive - Suite 31E
     Tequesta, FL                                            33469
- ----------------------------------------          -----------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                 (407) 745-9149
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

- --------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding for each of the issuer's classes of common equity as of the last practical date:

Common Stock $.01 Par Value - 2,519,586 shares outstanding  as of May 8, 1995
- -----------------------------------------------------------------------------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                       Page
                                                       ----
Item 1.  Financial Statements

    Consolidated Balance Sheets -
      March 31, 1995 (Unaudited)
      and December 31, 1994 . . . . . . . . . . . . . . 3

    Consolidated Statement of Operations -
      three months ended March 31,
      1995 and 1994 (Unaudited) . . . . . . . . . . . . 4

    Consolidated Statements of Cash Flows -
      three months ended March 31, 1995
      and 1994 (Unaudited)  . . . . . . . . . . . . . . 5

    Notes to Consolidated Financial
      Statements (Unaudited)  . . . . . . . . . . . . . 6


Item 2.  Management's Discussion and Analysis or
           Plan of Operation  . . . . . . . . . . . . . 8



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . .11

Item 4.  Submission of Matters to Vote of Security
           Holders  . . . . . . . . . . . . . . . . . .11

Item 6.  Exhibits and Reports on Form 8-K . . . . . . .11



SIGNATURE . . . . . . . . . . . . . . . . . . . . . . .13

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,    DECEMBER 31,
                ASSETS                                      1995          1994
- ----------------------------------------------          -----------   ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash                                                   $1,050,332    $1,066,146
  Receivables                                               544,523       509,552
  Receivables - related parties                             327,657       287,598
  Inventories (Note 2)                                      747,099       569,543
  Other current assets                                        3,500         3,500
                                                         ----------    ----------

        TOTAL CURRENT ASSETS                              2,673,111     2,436,339

Property and equipment, net of
    accumulated depreciation of $599,874
    in 1995 and $573,593 in 1994                            188,913       202,399
Limited partnership interest (Note 3)                     2,292,403     2,292,403
Notes receivable - related parties                        2,172,356     2,172,356
Patents and other assets                                     31,963        36,242
                                                         ----------    ----------

                                                         $7,358,746    $7,139,739
                                                         ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accruals                          $  277,599    $  130,493
  Income taxes                                              101,272       160,771
  Notes payable - banks                                      27,775        48,841
                                                         ----------    ----------

        TOTAL CURRENT LIABILITIES                           406,646       340,105

  Bonds payable                                           2,275,000     2,275,000
  Deferred income taxes                                      14,766        14,766
                                                         ----------    ----------

        TOTAL LIABILITIES                                 2,696,412     2,629,871
                                                         ----------    ----------


Stockholders' equity:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,046 shares                             25,620        25,620
  Additional paid-in capital                              2,881,865     2,899,127
  Retained earnings                                       1,904,251     1,734,523
                                                         ----------    ----------

                                                          4,811,736     4,659,270
  Less treasury stock at cost - 42,460 shares
     in 1995 and 1994                                      (149,402)     (149,402)
                                                         ----------    ----------

        TOTAL STOCKHOLDERS' EQUITY                        4,662,334     4,509,868
                                                         ----------    ----------

                                                         $7,358,746    $7,139,739
                                                         ==========    ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                            1995          1994
                                                         ---------     ---------
REVENUES:
  Net sales                                              $ 560,753     $ 536,228
  Commission income                                         17,545       -
                                                         ---------     ---------

                                                           578,298       536,228
                                                         ---------     ---------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                       333,181       387,620
  Selling, general and
    administrative                                         388,726       201,799
                                                         ---------     ---------

                                                           721,907       589,419
                                                         ---------     ---------

    Operating loss                                        (143,609)      (53,191)
                                                         ---------     ---------

OTHER INCOME (EXPENSE):
 Investment income - related party                         380,861       627,030
 Interest income - related parties                          45,778        55,112
 Interest expense - other                                   (7,802)      (48,525)
 Other income                                                    0             0
                                                         ---------     ---------

                                                           418,837       633,617
                                                         ---------     ---------


Income before income taxes                                 275,228       580,426
Income taxes                                               105,500       219,000
                                                         ---------     ---------


Net income                                               $ 169,728     $ 361,426
                                                         =========     =========



Net income per share                                     $    0.06     $    0.14
                                                         =========     =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                            1995           1994
                                                         ----------    ----------
OPERATING ACTIVITIES:
Net Income                                               $  169,728    $  361,426
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                               26,281        21,362
  Provision for uncollectible accounts                          999         1,500
  Amortization                                                5,386         8,600
  Investment income - related party                        (380,861)     (627,030)
  Changes in operating assets and liabilities:
    Increase in receivables                                 (20,010)     (117,300)
    (Increase) decrease in inventories                     (177,556)      106,887
    Increase (decrease) in accounts payable
      and accruals                                          147,106       (55,663)
    Increase (decrease) in income taxes payable             (59,499)      167,176
                                                         ----------    ----------

NET USED IN OPERATIONS                                     (288,426)     (133,042)
                                                         ----------    ----------

INVESTING ACTIVITIES:
  Fixed asset additions                                     (12,795)
  Patent development                                         (1,107)       (1,195)
  Distributions from partnership interest                   364,901       401,368
  Loans to related parties                                  (40,059)     (303,501)
                                                         ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   310,940        96,672
                                                         ----------    ----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                         (21,066)      (16,124)
  Purchase of stock for the treasury and stock options      (17,262)      (33,188)
                                                         ----------    ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         (38,328)      (49,312)
                                                         ----------    ----------

DECREASE IN CASH                                            (15,814)      (85,682)
CASH, BEGINNING OF PERIOD                                 1,066,146       204,930
                                                         ----------    ----------

CASH, END OF PERIOD                                      $1,050,332    $  119,248
                                                         ==========    ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation and Consulier Business Services, Inc. All intercompany balances and transactions have been eliminated.


NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                               March 31,       December 31,
                                 1995              1994
                               ---------       ------------
Raw materials                   $ 10,948         $      645
Work-in-process                   42,281             37,940
Finished goods                   693,310            530,958
                                --------         ----------
                                $747,099         $  569,543
                                ========         ==========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 14 percent of the capital of the partnership at March 31, 1995 and 15 percent at December 31, 1994. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):

                                    Three Months Ended
                                         March 31,
                                   1995             1994
                                 -------          -------
Revenues                         $ 8,081          $ 8,019
Costs and expenses                 3,188            1,376
                                 -------          -------
    Net income                   $ 4,893          $ 6,643
                                 =======          =======
Company's share of
      net income                 $   381          $   627
                                 =======          =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consolidated net sales increased 8% in the first quarter of 1995 relative to the first quarter of 1994. Sales result primarily from the Company's Southeast Automotive wholesale subsidiary. Southeast sales increased 18% to $555,496 in the first quarter due to improved economic conditions and due to the continued introduction of new products. In the third quarter of 1994 Southeast signed supply contracts with four major customers which added an additional $17,545 in commission revenue to first quarter operating results.

Southeast's cost of goods sold decreased to 56.2% of net sales in the quarter from 62.3% in the first quarter of 1994. This decrease was due primarily to change in the sales product mix. Consolidated cost of sales decreased from 72.3% of sales in 1994 to 40.6% of sales in 1995. At the end of the first quarter of 1994 the Company discontinued its high performance engine business which had been losing money.

General, administrative and sales expenses increased 92.6% in the first quarter from $201,799 to $388,726. The Company opened a new product development/marketing office in Tequesta, Florida midway through the second quarter of 1994. Additional staff and consultants were hired to develop existing proprietary technology and generate new product development.

First quarter operating losses increased by $90,418 due to the opening of the above mentioned new office, and due to other increases in corporate general, administrative and sales expenses. These increases were offset in part by improved operating results in the automotive parts wholesale business, and by reduced costs due to the discontinuance of the engine repair business.

Income from the automotive parts business improved to a record $100,138 for the quarter versus income of $62,449 for the prior year. Management expects continued improvement in this business through the balance of the year.

Pretax income decreased $191,698 due to the increased operating loss and due to a decrease in income from the Company's investment in AVM. The Company earned $380,861 on its investment in AVM which represents an annualized return of 66.4%. In the first quarter of 1994 income from AVM was $627,030. In 1994 the total 12 month return on the Company's investment was 75.2%.

LIQUIDITY AND CAPITAL RESOURCES

Current assets increased $237,000 from December 31, 1994 to March 31, 1995. Increases of $176,000 in inventories and $75,000 in receivables were offset by a $16,000 reduction in cash. Current liabilities increased $67,000 from December 31, 1994 to March 31, 1995 due to a $147,000 increase in payables offset by reductions in income taxes payable and notes payable to banks.

Consulier does not anticipate any material capital additions during the balance of 1995. Current cash flow from the Company's investment in AVM and from Southeast is more than adequate. The Company expects to begin paying down some of its long term debt through the balance of the year.

FUTURE OUTLOOK

Consulier is actively pursuing the development of potential products and patented technologies. The Board of Directors authorized the expenditure of $500,000 for the development and marketing of products and technology over the twelve month period ending May 15, 1995. These development expenditures have been funded from returns on the Company's investment in AVM. Development expenditures are expected to continue at this level through the balance of 1995. Several products are in the final stages of development and are expected to begin being marketed later this year.

Consulier expects continued improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast intends to further expand its business through the further introduction of new product lines and development of a wider customer base.

Management believes that the Company's positive cash flow will continue. This conclusion assumes continued returns from the Company's investment in AVM, and the continued improvement in the Southeast automotive products wholesale business.

Based on the results of AVM's operations over the past five years and its future outlook, the Company expects the income from its investment in AVM to continue to contribute significantly to its net income. However, because of the nature of AVM's business and the general condition of the national economy, there can be no guarantee that net income will continue at levels attained since the investment was made on April 1, 1990.

Consulier has an option to purchase one million shares of restricted U.S. Electricar ("Electricar") common stock at a price of $.50 per share. On May 4, 1995 this stock was trading at a bid price of $.50 per share. Electricar is in a very speculative business involved in the development of battery operated electric vehicles. Electricar has been experiencing cash flow problems. The restriction on the common shares for which Consulier has an option will be lifted in part in November 1995 and in full in November 1996.

The Company is also entitled to receive production royalties from Electricar on sales of vehicles using the composite monocoque construction technology. No royalties have been received to date. The first royalty payment would be due in the third quarter of 1995.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 1995, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the first quarter of the fiscal year ending December 31, 1995, the Company submitted the following matters to a vote of security holders at its annual shareholders meeting held on January 31, 1995 in Jupiter, Florida:

         1. The re-election of the Company's five member Board of Directors consisting of Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse and William R. Locke. A sixth director, Richard N. Hornstrom, was also elected.

         2. The re-appointment of the Company's independent accountants, BDO Seidman.

         3. The approval of a one-for-ten reverse split of Company's common stock effective February 1, 1995, and a change in the par value of this stock from $.001 per share to $.01 per share.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
         QUARTERLY REPORT ON FORM 10-QSB

         EXHIBIT
         -------
                          DESCRIPTION
                          -----------
          11              Statement regarding computation of
                          earnings per share

          27              Financial Data Schedule (for SEC use only)


(B)  CURRENT REPORTS ON FORM 8-K

On March 3, 1995 the Company filed a Form 8-K disclosing the one-for-ten reverse stock split approved at the Company's January 31 shareholders meeting, and also disclosing the related change in par value of the Company's common stock from $.001 to $.01 per share.

The Company did not file any other reports on Form 8-K during the three months ended March 31, 1995.

SIGNATURE

In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONSULIER ENGINEERING, INC.
                                            ---------------------------
                                                   (Registrant)


                                                /s/ Thomas G. Weber
                                            ---------------------------
Date:  May 9, 1995                                  Thomas G. Weber
                                                    Vice President
                                                  Secretary/Treasurer
                                                Chief Financial Officer