Form 10QSB
period 1995-06-30
CONSULIER ENGINEERING INC
filed 1995-08-08
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1995
                      -------------

Commission file number 0-17756
                       -------

                          Consulier Engineering, Inc.
--------------------------------------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

            Florida                                             59-2556878
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

      169 Tequesta Drive - Suite 31E
      Tequesta, FL                                                 33469
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (407) 745-9149
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Common Stock $.01 Par Value - 2,519,586 shares outstanding as of August 8, 1995

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                     INDEX




PART I.  FINANCIAL INFORMATION
------------------------------

                                                        PAGE
                                                        ----

Item 1.  Financial Statements

     Consolidated Balance Sheets -
         June 30, 1995 (Unaudited)
         and December 31, 1994  . . . . . . . . . . .     3

     Consolidated Statement of Operations -
         three and six month periods ended June 30,
         1995 and 1994 (Unaudited)  . . . . . . . . .     4

     Consolidated Statements of Cash Flows -
         six month periods ended June 30, 1995
         and 1994 (Unaudited) . . . . . . . . . . . .     5

     Notes to Consolidated Financial
         Statements (Unaudited) . . . . . . . . . . .     6


Item 2.  Management's Discussion and Analysis or
            Plan of Operation . . . . . . . . . . . .     8



PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . .    10

Item 4.  Submission of Matters to Vote of Security
           Holders  . . . . . . . . . . . . . . . . .    10

Item 6.  Exhibits and Reports on Form 8-K . . . . . .    10



SIGNATURE . . . . . . . . . . . . . . . . . . . . . .    11
---------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                          JUNE 30,    DECEMBER 31,
                 ASSETS                                     1995          1994
----------------------------------------------          -----------    -----------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash                                                   $  738,176    $1,066,146
  Receivables                                               686,406       509,552
  Receivables - related parties                             366,652       287,598
  Inventories  (Note 2)                                     712,673       569,543
  Other current assets                                            0         3,500
                                                         ----------    ----------
        TOTAL CURRENT ASSETS                              2,503,907     2,436,339

Property and equipment, net of
    accumulated depreciation of $620,067
    in 1995 and $573,593 in 1994                            179,192       202,399
Limited partnership interest (Note 3)                     2,292,403     2,292,403
Notes receivable - related parties                        2,172,356     2,172,356
Patents and other assets                                     39,588        36,242
                                                         ----------    ----------
                                                         $7,187,446    $7,139,739
                                                         ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accruals                          $  110,665    $  130,493
  Income taxes                                              106,271       160,771
  Notes payable - banks                                       8,690        48,841
                                                         ----------    ----------
        TOTAL CURRENT LIABILITIES                           225,626       340,105

  Bonds payable                                           1,975,000     2,275,000
  Deferred income taxes                                      14,766        14,766
                                                         ----------    ----------
        TOTAL LIABILITIES                                 2,215,392     2,629,871
                                                         ----------    ----------

Stockholders' equity:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,046 shares                             25,620        25,620
  Additional paid-in capital                              2,881,865     2,899,127
  Retained earnings                                       2,213,971     1,734,523
                                                         ----------    ----------
                                                          5,121,456     4,659,270
  Less treasury stock at cost - 42,460 shares
     in 1995 and 1994                                      (149,402)     (149,402)
                                                         ----------    ----------
        TOTAL STOCKHOLDERS' EQUITY                        4,972,054     4,509,868
                                                         ----------    ----------
                                                         $7,187,446    $7,139,739
                                                         ==========    ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                        -------------------  ---------------------
                                          1995       1994       1995      1994
                                        --------   --------  ---------- ----------
  REVENUES:
    Net sales                           $735,721   $467,856  $1,296,474 $1,004,084
    Commission income                      -          -          17,545      -
                                        --------   --------  ---------- ----------

                                         735,721    467,856   1,314,019  1,004,084
                                        --------   --------  ---------- ----------

  OPERATING COSTS AND EXPENSES:
    Cost of goods sold                   461,413    322,001     794,594    709,621
    Selling, general and
      administrative                     368,339    283,790     757,065    485,589
                                        --------   --------  ---------- ----------

                                         829,752    605,791   1,551,659  1,195,210
                                        --------   --------  ---------- ----------

      Operating loss                     (94,031)  (137,935)   (237,640)  (191,126)
                                        --------   --------  ---------- ----------

  OTHER INCOME (EXPENSE):
   Investment income - related party     545,372    356,585     926,233    983,615
   Interest income - related parties     121,591     61,123     167,369    116,235
   Interest expense - other              (79,685)   (43,645)    (87,487)   (92,170)
   Other income                            1,973      3,282       1,973      3,282
                                        --------   --------  ---------- ----------

                                         589,251    377,345   1,008,088  1,010,962
                                        --------   --------  ---------- ----------

  Income before income taxes             495,220    239,410     770,448    819,836
  Income taxes                           185,500     92,000     291,000    311,000
                                        --------   --------  ---------- ----------

  Net income                            $309,720   $147,410  $  479,448 $  508,836
                                        ========   ========   ========= ==========


  Net income per share                  $   0.12   $   0.06   $    0.18 $     0.19
                                        ========   ========   ========= ==========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                        -------------------------
                                                            1995         1994
                                                         ----------   -----------
OPERATING ACTIVITIES:
Net Income                                               $  479,448    $  508,836
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                               46,475        44,324
  Provision for uncollectible accounts                        5,999         1,500
  Amortization                                               11,526        17,200
  Investment income - related party                        (926,233)     (983,615)
  Changes in operating assets and liabilities:
   (Increase) in receivables                               (106,086)      (56,148)
    (Increase) decrease in inventories                     (143,130)       85,623
    Increase in accounts payable
      and accruals                                          (19,828)       (9,633)
    Increase in income taxes payable                        (54,500)      (31,824)
                                                         ----------    ----------

NET USED IN OPERATIONS                                     (706,329)     (423,737)
                                                         ----------    ----------

INVESTING ACTIVITIES:
  Fixed asset additions                                     (23,267)      (36,290)
  Patent development                                        (14,873)       (1,195)
  Distributions from partnership interest                   852,967       957,730
  Loans to related parties                                        0       152,485
                                                         ----------    ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                   814,827     1,072,730
                                                         ----------    ----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                         (40,151)      (32,547)
  Early redemption of bonds due in 2004                    (300,000)          -
  Repayment of loans to related parties                        -          (66,581)
  Purchase of stock for the treasury and stock options      (17,263)     (135,820)
                                                         ----------    ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (357,414)     (234,948)
                                                         ----------    ----------

DECREASE IN CASH                                           (248,916)      414,045
CASH, BEGINNING OF PERIOD                                 1,066,146       204,930
                                                         ----------    ----------

CASH, END OF PERIOD                                      $  817,230    $  618,975
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



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:


                                   June 30,                     December 31,
                                    1995                           1994
                                  ---------                    ------------
Raw materials                     $  17,519                     $      645
Work-in-process                      69,445                         37,940
Finished goods                      625,709                        530,958
                                  ---------                     ----------
                                  $ 712,673                     $  569,543
                                  =========                     ==========

                 CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                  (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 13 percent of the capital of the partnership at June 30, 1995 and 15 percent at December 31, 1994. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):

                         Three Months Ended             Six Months Ended
                              June 30,                      June 30,
                         1995         1994             1995         1994
                        -------      -------          -------      -------
Revenues                $ 9,416      $ 8,019          $17,497      $15,328
Costs and expenses        2,826        1,376            6,014        4,342
                        -------      -------          -------      -------
Net income              $ 6,590      $ 6,643          $11,483      $10,986
                        =======      =======          =======      =======
Company's share of
    net income          $   545      $   357          $   926      $   984
                        =======      =======          =======      =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced an excellent second quarter. Net income more than doubled over the prior year quarter from $147,410 to $309,720, and consolidated pretax earnings increased $256,000 to $589,251. This was due to record operating results from the company's Southeast automotive parts wholesale subsidiary, and to improved return on the company's investment in Adams, Viner & Mosler, Ltd., ("AVM"), a government bond dealer.

Consolidated net sales increased 57% in the second quarter of 1995 relative to the second quarter of 1994. Six month sales increased 29% over the prior period to $1,286,000. Sales result primarily from the Company's Southeast Automotive wholesale subsidiary.

Consolidated General, administrative and sales expenses increased 29.8% in the second quarter from $283,790 to $368,339. The Company opened a new product development/marketing office in Tequesta, Florida midway through the second quarter of 1994. Additional staff and consultants were hired to develop proprietary technology and generate product development resulting in expenses of approximately $42,000 per month.

Sales of the company's Southeast automotive parts wholesale subsidiary increased 65% to $730,358 in the second quarter due to improved economic conditions and the continued introduction of new products. Southeast's cost of goods sold decreased to 60.9% of net sales in the quarter from 64.1% in the second quarter of 1994. Southeast's pretax earnings were $130,962 for the quarter compared to $52,659 for the prior year quarter. Management expects continued improvement in this business through the balance of the year.

CEI earned $545,372 on its investment in AVM for the quarter, an annualized return of 95.2%. In the second quarter of 1994 income from AVM was $239,410. Six month earnings from AVM were $926,000 compared to $984,000 for the prior year six month period.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at June 30, 1995 were $2,504,000, an increase of $68,000 from December 31, 1994. Positive cash flow allowed the Company to reduce current liabilities by $114,000 to $225,626 while also retiring $300,000 of long term debt. The Company expects to retire additional long term debt through the balance of the year.

FUTURE OUTLOOK

Consulier is actively developing its potential products and patented technologies. An expenditure of $500,000 has been budgeted for the development and marketing of products and technology over the twelve month period ending May 15, 1996. Several products are in the final stages of development and are expected to begin being marketed later this year.

Consulier expects continued improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast intends to continue to expand its business through the introduction of new product lines and development of a wider customer base.

Consulier has an option to purchase one million shares of restricted U.S. Electricar ("Electricar") common stock at a price of $.50 per share. On August 2, 1995 this stock was trading at a bid price of $.25 per share. Electricar is in a very speculative business involving the development and manufacturing of battery operated electric vehicles, and has been experiencing cash flow problems. The restriction on the common shares for which Consulier has an option will be lifted in part in November 1995 and in full in November 1996.

CEI is also entitled to receive production royalties from Electricar on sales of vehicles using the composite monocoque construction technology. No royalties have been received to date. The first royalty payment would be due in the third quarter of 1995. Management is not certain that royalties will be paid since Electricar may not have sufficient cash to meet its obligations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1995, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the second quarter of the fiscal year ending December 31, 1995, the Company did not submit any matters to a vote of security holders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS
     QUARTERLY REPORT ON FORM 10-QSB


     EXHIBIT       DESCRIPTION
     -------       -----------

       11          Statement regarding computation of earnings per share

       27          Financial Data Schedule (for SEC use only)


(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

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


                                                  CONSULIER ENGINEERING, INC.
                                                  ---------------------------
                                                         (Registrant)




Date:  August 8, 1995                                 /s/ Thomas G. Weber
                                                  ---------------------------
                                                          Thomas G. Weber
                                                          Vice President
                                                         Secretary/Treasurer
                                                       Chief Financial Officer