Form 10-Q
period 1995-09-30
CONSULIER ENGINEERING INC
filed 1995-11-14
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1995
                      ------------------

Commission file number 0-17756
                       ---------------------------------------------------------

                         Consulier Engineering, Inc.
--------------------------------------------------------------------------------
            (Exact Name of Small Business Issuer in Its Charter)

           Florida                                              59-2556878
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

   169 Tequesta Drive - Suite 31E
   Tequesta, FL                                                    33469
----------------------------------------                    --------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                 (407) 745-9149
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

--------------------------------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ----  ----
                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding for each of the issuer's classes of common equity as of the last practical date:

Common Stock $.01 Par Value - 2,511,730 shares outstanding as of November 8, 1995

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1995 (Unaudited)
         and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .  . 3

       Consolidated Statement of Operations -
         three and nine month periods ended
         September 30, 1995 and 1994 (Unaudited)  . . . . . . . . . . . . . . . .  . 4

       Consolidated Statements of Cash Flows -
         nine month periods ended September 30, 1995
         and 1994 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . .  . 5

       Notes to Consolidated Financial
         Statements (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  . 6


Item 2.  Management's Discussion and Analysis or
           Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . .  . 8



PART II.   OTHER INFORMATION
--------   -----------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . .   10
Item 4.  Submission of Matters to Vote of Security
           Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 5.  Other information  . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .   10


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12
---------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,  DECEMBER 31,
                              ASSETS                                           1995          1994
--------------------------------------------------------                   -------------  ------------
                                                                            (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                      $  539,759    $1,066,146
  Receivables                                                                  618,028       509,552
  Receivables - related parties                                                413,590       287,598
  Inventories  (Note 2)                                                        762,874       569,543
  Other current assets                                                          26,922         3,500
                                                                            ----------    ----------
        TOTAL CURRENT ASSETS                                                 2,361,173     2,436,339

Property and equipment, net of
    accumulated depreciation of $643,435
    in 1995 and $573,593 in 1994                                               182,076       202,399
Limited partnership interest (Note 3)                                        2,292,403     2,292,403
Notes receivable - related parties                                           2,172,356     2,172,356
Patents and other assets                                                        42,162        36,242
                                                                            ----------    ----------
                                                                            $7,050,170    $7,139,739
                                                                            ==========    ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accruals                                               $161,218      $130,493
  Income taxes                                                                 122,685       160,771
  Notes payable - banks                                                          7,921        48,841
                                                                            ----------    ----------
        TOTAL CURRENT LIABILITIES                                              291,824       340,105

  Bonds payable                                                              1,575,000     2,275,000
  Deferred income taxes                                                         14,766        14,766
                                                                            ----------    ----------
        TOTAL LIABILITIES                                                    1,881,590     2,629,871
                                                                            ----------    ----------

Stockholders' equity:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,046 shares                                                25,620        25,620
  Additional paid-in capital                                                 2,881,865     2,899,127
  Retained earnings                                                          2,432,101     1,734,523
                                                                            ----------    ----------
                                                                             5,339,586     4,659,270
  Less treasury stock at cost - 50,316 shares
     in 1995 and 42,460 shares in 1994                                        (171,006)     (149,402)
                                                                            ----------    ----------
        TOTAL STOCKHOLDERS' EQUITY                                           5,168,580     4,509,868
                                                                            ----------    ----------
                                                                            $7,050,170    $7,139,739
                                                                            ==========    ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME





                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         --------------------             ----------------------
                                                            1995       1994                  1995        1994
                                                         ---------   --------             ----------  ----------
REVENUES:
  Net sales                                               $578,461   $458,500             $1,874,935  $1,462,584
  Commission income                                             89      -                     17,634       -
                                                          --------   --------             ----------  ----------
                                                           578,550    458,500              1,892,569   1,462,584
                                                          --------   --------             ----------  ----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                       385,967    311,406              1,180,561   1,021,027
  Selling, general and
    administrative                                         342,570    308,855              1,099,635     794,444
                                                          --------   --------             ----------  ----------
                                                           728,537    620,261              2,280,196   1,815,471
                                                          --------   --------             ----------  ----------
    Operating loss                                        (149,987)  (161,761)              (387,627)   (352,887)
                                                          --------   --------             ----------  ----------
OTHER INCOME (EXPENSE):
 Investment income - related party                         481,739    354,667              1,407,972   1,338,282
 Interest income - related parties                          85,191     83,521                254,533     199,756
 Interest expense - other                                  (38,813)   (58,169)              (126,300)   (150,339)
 Other income                                                    0     17,826                      0      21,108
                                                          --------   --------             ----------  ----------
                                                           528,117    397,845              1,536,205   1,408,807
                                                          --------   --------             ----------  ----------

Income before income taxes                                 378,130    236,084              1,148,578   1,055,920
Income taxes                                               160,000     94,000                451,000     405,000
                                                          --------   --------             ----------  ----------

Net income                                                $218,130   $142,084             $  697,578  $  650,920
                                                          ========   ========             ==========  ==========


Net income per share                                      $   0.08   $   0.06             $     0.26  $     0.25
                                                          ========   ========             ==========  ==========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            ------------------------
                                                                               1995         1994
                                                                            ----------   -----------
OPERATING ACTIVITIES:
Net Income                                                                 $   697,578   $   650,920
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                                  69,842        68,579
  Provision for uncollectible accounts                                           5,999         7,500
  Amortization                                                                  17,401        26,035
  Investment income - related party                                         (1,407,972)   (1,338,282)
  Changes in operating assets and liabilities:
    (Increase) in receivables and other current asets                         (118,845)      (92,530)
    (Increase) decrease in inventories                                        (193,331)       92,427
    Increase (Decrease) in accounts payable
      and accruals                                                              30,725          (183)
    (Decrease) in income taxes payable                                         (38,086)       (3,824)
                                                                           -----------   -----------
NET USED IN OPERATIONS                                                        (936,689)     (589,358)
                                                                           -----------   -----------
INVESTING ACTIVITIES:
  Fixed asset additions                                                        (49,520)      (52,111)
  Patent development                                                           (23,320)       (5,179)
  Distributions from partnership interest                                    1,388,921     1,271,693
  Loans to related parties                                                        -             -
                                                                           -----------   -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    1,316,081     1,214,403
                                                                           -----------   -----------
FINANCING ACTIVITIES:
  Repayment of bank and other loans                                            (40,920)      (54,253)
  Early redemption of bonds due in 2004                                       (700,000)         -
  Loans to related parties                                                    (125,992)     (291,731)
  Repayment of loans to related parties                                           -          389,357
  Purchase of stock for the treasury and stock options                         (38,867)     (135,820)
                                                                           -----------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (905,779)      (92,447)
                                                                           -----------   -----------
DECREASE IN CASH                                                              (526,387)      532,598
CASH, BEGINNING OF PERIOD                                                    1,066,146       204,930
                                                                           -----------   -----------
CASH, END OF PERIOD                                                        $   539,759   $   737,528
                                                                           ===========   ===========





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



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:


                                  September 30,  December 31,
                                     1995           1994
                                  ------------   -----------
Raw materials                       $  17,519      $     645
Work-in-process                        75,069         37,940
Finished goods                        670,286        530,958
                                    ---------      ---------
                                    $ 762,874      $ 569,543
                                    =========      =========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INVESTMENT

The Company has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 13 percent of the capital of the partnership at September 30, 1995 and 15 percent at December 31, 1994. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):

                      THREE MONTHS ENDED   NINE MONTHS ENDED
                         SEPTEMBER 30,        SEPTEMBER 30,
                        1995      1994       1995      1994
                       -------   -------    -------   -------
Revenues               $ 9,239   $ 6,845    $26,736   $22,173
Costs and expenses       3,092     2,790      9,106     7,132
                       -------   -------    -------   -------
Net income             $ 6,147   $ 4,055    $17,630   $15,041
                       =======   =======    =======   =======
Company's share of
    net income         $   482   $   354    $ 1,408   $ 1,338
                       =======   =======    =======   =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced an excellent third quarter. Consolidated pretax earnings increased $142,000 or 60.1% for the quarter to $378,000, while consolidated net income increased $76,000 or 53.5% over the prior year quarter from $142,000 to $218,000. This was due to record operating results from the company's Southeast automotive parts wholesale subsidiary, and to improved return on the company's investment in Adams, Viner & Mosler, Ltd.,
("AVM"), a government bond dealer.   Consolidated net income for the nine month
period increased $47,000 to $698,000.

Consolidated net sales increased 26% to $578,000 in the third quarter of 1995. Nine month sales increased 28% over the prior period to $1,875,000. Sales result primarily from the Company's Southeast Automotive wholesale subsidiary. However, third quarter sales did include $20,000 representing the completion of an engineering consulting contract. CEI anticipates additional significant follow on work to this contract.

Consolidated General, administrative and sales expenses increased 10.9% in the third quarter from $309,000 to $343,000. The Company opened its product development/marketing office in Tequesta, Florida midway through the second quarter of 1994. Additional staff and consultants were hired to develop proprietary technology and generate product development resulting in expenses of approximately $43,000 per month.

Sales of the company's Southeast automotive parts wholesale subsidiary increased 16% to $552,831 in the third quarter due to improved economic conditions and the continued introduction of new products. Southeast's cost of goods sold decreased to 66.7% of net sales in the quarter from 67.9% in the third quarter of 1994. Southeast's pretax earnings were $65,319 for the quarter compared to $16,365 for the prior year quarter. Southeast's nine months sales increased 32% to $1,839,000. Nine months pretax earnings increased 126% to $296,000. Management expects continued improvement in this business into 1996.

CEI earned $481,739 on its investment in AVM for the quarter, which equates to an annualized return of 84.1%. Third quarter 1994 income from AVM was $354,667. Nine month earnings from AVM were $1,408,000 compared to $1,338,000 for the prior year nine month period.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at September 30, 1995 were $2,361,000, a decrease of $75,000 from December 31, 1994. Positive cash flow allowed the Company to reduce current liabilities by $48,000 to $291,824 while also retiring $700,000 of long term debt. The Company expects to retire additional long term debt through the balance of the year.


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

Consulier has an option to purchase one million shares of restricted U.S. Electricar ("Electricar") common stock at a price of $.50 per share. On November 6, 1995 this stock was trading at a bid price of $.13 per share. Electricar is in a very speculative business involving the development and manufacturing of battery operated electric vehicles, and has been experiencing cash flow problems. The restriction on the common shares for which Consulier has an option will be lifted in part in November 1995 and in full in November 1996.

CEI is also entitled to receive production royalties from Electricar on sales of vehicles using the composite monocoque construction technology. No royalties have been received to date. The first royalty payment would be due in the later in 1995. Management is not certain that royalties will be paid since Electricar may not have sufficient cash to meet its obligations.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1995, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 2.  CHANGES IN SECURITIES

During the third quarter of the fiscal year ending December 31, 1995 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of the fiscal year ending December 31, 1995 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY
         HOLDERS

During the third quarter of the fiscal year ending December 31, 1995, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The registrant has no other information to report which might otherwise be reported under Form 8-K.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K

         Exhibit     Description
         -------     -----------
            11        Statement regarding computation of
                      earnings per share

            27        Financial Data Schedule (for SEC use only)

(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 1995.

SIGNATURE


In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CONSULIER ENGINEERING, INC.
                                        ---------------------------
                                                (Registrant)



                                           /s/ Thomas G. Weber
Date:  November 8, 1995                 ---------------------------
                                               Thomas G. Weber
                                               Vice President
                                             Secretary/Treasurer
                                           Chief Financial Officer