Form 10KSB40
period 1995-12-31
CONSULIER ENGINEERING INC
filed 1996-03-29
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

Commission file number  0-17756
                         Consulier Engineering, Inc.
-------------------------------------------------------------------------------
                    (Name of Small Business Issuer in Its Charter)

          Florida                                      59-2556878
----------------------------------------  ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


   169 Tequesta Drive, Suite 31E
   Tequesta, FL                                         33469
----------------------------------------  ------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (407) 745-9149
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

          Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  x  No
   -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]
                    ---

The Issuer's revenues for the fiscal year ended December 31, 1995 totaled $2,701,259.

As of March 22, 1996 the aggregate market value of the Issuer's voting stock held by non-affiliates of the Issuer (639,600 shares of common stock) was approximately $1,918,800. Such aggregate market value is estimated and determined solely for the purposes of this calculation. Directors, executive officers and persons whom the Issuer believes are beneficial owners of 10% or more of the outstanding common stock of the Issuer are treated as affiliates for these purposes. Such a determination is not necessarily appropriate for any other purpose.

As of March 22, 1996, the number of shares outstanding of the Issuer's common stock was 2,501,717.

                          CONSULIER ENGINEERING, INC.

                         1995 FORM 10-KSB ANNUAL REPORT

                               TABLE OF CONTENTS

                                                         Part I                                                      Page
                                                         ------                                                      ----
Item 1.    Description of Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Item 2.    Description of Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

Item 4.    Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9


                                                         PART II
                                                         -------

Item 5.    Market for Common Equity and Related
               Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.    Management's Discussion and Analysis or Plan
               of Operation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Item 8.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                                                         PART III
                                                         --------

Item 9.    Directors, Executive Officers, Promoters and
               Control Persons;  Compliance With Section 16(a)
               of the Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Item 10.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 11.   Security Ownership of Certain Beneficial Owners
                and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

Item 12.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

Item 13.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Consulier Engineering, Inc. ("Consulier") was incorporated in June 1985 in Florida. Its principal businesses are the distribution of automobile and truck parts in the automotive and truck after-market, the development of advanced engineering products, and investment activities. The automobile and truck parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast"), which is based in Miami, Florida. Consulier's Corporate headquarters are located in Tequesta, Florida.

From inception until March 31, 1990, Consulier was engaged in research and development and manufacturing activities relating to a high performance sports car, the Consulier GTP. These operations were not profitable. In April 1990, Consulier sold this business at net book value to Mosler Auto Care Center, Inc. ("MACC"), a corporation wholly owned by Warren B. Mosler ("Mosler"), Consulier's Chairman and majority stockholder. Consulier retained the right to repurchase this business at fair value for a five year period. On October 31, 1993, MACC sold the business for restricted stock and production royalty rights. In exchange for waiving its repurchase option, Consulier was granted an option to purchase the restricted stock, and receive all royalty payments (see "Description of Business Segments" - "Discontinued Automobile Manufacturing Segment").

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM, and is a general partner of AVM Associates, the general partner of AVM.

Consulier acquired Southeast Automotive Parts, Inc. of Dade ("Southeast Automotive") on April 1, 1991 through a merger of Southeast Automotive into Southeast Acquisition Corp ("Southeast"). Prior to this acquisition, Southeast Automotive was 50% owned by Mosler.

DESCRIPTION OF BUSINESS SEGMENTS

(1)    AUTOMOTIVE AND TRUCK PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research and development, manufacturing and distribution to the automotive and truck wholesale markets.

PRODUCTS

Southeast's primary products are transmission, engine and torque strut mounts. The Company sells approximately one hundred and eighty-five different after-market mounts for domestic and imported vehicles. Thirty-five new products were developed in 1995, and an additional forty to fifty new products are planned for development in 1996. Development efforts are directed towards developing mount or strut products which replace two or more original equipment products. For example, the Southeast 2000 mount replaces nine existing General Motors' mounts used in eighty-five percent of GM's rear wheel drive vehicles produced from 1954 to 1994.

Other products include over one hundred sixty automotive flywheels and flexplates, specialty tools and bushings for transmission repair, automotive springs, speedometer gears, accelerator detente and clutch cables, linkage parts, thrust washers, electrical connector plugs and sensor switches, specialty machine shop products and over fifty plastic parts related to transmissions. Southeast is also developing foreign flywheel applications, and is beginning to manufacture aluminum parts for transmission and other automotive applications using three and four axis CNC machining.

Mounts are imported from one primary source and are manufactured to Southeast's specifications, which meet or exceed original equipment specifications. Due to shipping schedules, Southeast attempts to maintain a three months supply of mounts in inventory to fully service customers.

Flywheels are purchased from American sources, and therefore quantities held in inventory are maintained at minimum levels. The specialty tools for transmission repair are manufactured by Southeast at its Miami facilities. Other products are purchased from a variety of domestic and foreign sources, or are manufactured by Southeast.

Southeast's mount supplier increased prices by approximately 10% early in 1995. This represents the first such price increase in seven years. Other prices have remained fairly constant during 1995 and management does not anticipate any other significant price increases in 1996.

SALES AND MARKETING

Automotive parts are distributed primarily to specialty transmission parts distributors located throughout the United States and in several foreign countries. Southeast competes with other importer/distributors and original equipment manufacturers and estimates that it has approximately 30% of the automatic transmission mount after-market and 4-5% of the general automotive mount market.

In the sale of its automotive parts products, Southeast competes with a number of other automotive after-market suppliers, many of which are larger than Southeast in terms of sales, financial resources, product development facilities and channels of distribution. The sale of automotive parts is extremely competitive, with prices and warranty provisions comparable throughout the industry. Management believes it can compete profitably in various product niches. As of March 26, 1996, Southeast had approximately $350,000 in sales backlog.

Southeast completed the development of a new 120 page mount catalog for distributors in March 1995. Distributors are now able to provide this catalog to their customers under their name. Part numbers have been simplified and to the extent possible made generic.

RESEARCH AND DEVELOPMENT EXPENDITURES

Product development costs for Southeast's transmission mounts are being funded primarily by the supplier. Approximately $30,000 per year is spent on tooling for plastic parts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has twelve employees. Four employees are involved in manufacturing, two in shipping and receiving, and six in marketing and administration.


2)    INVESTMENTS SEGMENT

INVESTMENT IN ADAMS, VINER & MOSLER, LTD.

In April 1990, the Board of Directors of Consulier approved a resolution authorizing a $3,000,000 loan from Mosler and the simultaneous reinvestment of the entire proceeds of the loan in a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"). The loan and limited partnership investment transactions were made effective April 1, 1990. The loan was reduced during 1990 and 1991 and fully retired during 1992.

AVM, a broker/dealer in U.S. Government securities formed in October 1983, is an Illinois limited partnership located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as a Futures Commission Merchant (FCM) and conducts its FCM business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 36 people in addition to the three general partners of its general partner. Mosler is one of the founders of AVM and is a general partner of the general partner of AVM.

As of December 31, 1995 and 1994, Consulier's limited partnership interest represents approximately 15.4% and 17.0% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings during 1995, and 9% of earnings during 1994.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon thirty days written notice. AVM's general partner may also cause withdrawal of Consulier from the partnership, with 30 day written notice, through payment of the balance of Consulier's capital account.


(3)    CORPORATE SEGMENT

GENERAL

Consulier's Corporate segment includes Corporate management and finance activities as well as a developing engineering products business, a newly formed consulting business, and a small leasing business. It formerly included a high performance engine repair and overhaul business which was discontinued in March 1994.

CORPORATE EMPLOYEES

As of December 31, 1995, the Corporate segment of Consulier's business has six employees engaged in marketing, engineering, management and finance activities, and four product development engineers retained for different engineering projects on a consulting basis.

(3)a ENGINEERING PRODUCTS

BACKGROUND

Most of Consulier's patents and engineering technology were developed by a former employee, James Shaffer, who left the Company in September 1992. In May 1994, Consulier hired George E. Mount as President and Chief Executive Officer to develop a program to bring to market products based on this and other technology. After directing Consulier's development programs for a year and a half Mr. Mount resigned his position at Consulier in February 1996 to pursue other opportunities.

Consulier currently has four patented products under active development. They are : 1) a torque multiplying device, 2) the "Hyper-Roll" ball screw, 3) the "Tiger Tail" (TM) pocket winch, and 4) the "Consulier Actuator Motor." Management hopes that these and other Consulier patents can be developed into product lines which will deliver significant returns to Consulier and its investors.

STAGE OF DEVELOPMENT

As of December 31, 1995, the engineering product segment of Consulier has been engaged in research and development of a variety of automotive and industrial products. Twelve U.S. Patent Letters and/or Notice of Allowance of Patent have been received with three other patent applications filed and almost twenty
other products in varying stages of development.   Research and development
costs are expensed as incurred. Patent costs are capitalized and amortized over five years.

Consulier incurred direct research and development costs, including product development and patent amortization, totaling $317,061 and $193,709 in 1995 and 1994, respectively.

PRODUCTS

Products under development have a wide variety of consumer uses and industrial applications. They generally involve motion transfer and torque multiplication, and incorporate new mechanical wave technologies. Consulier's mechanical wave concepts involve a modification of traditional gearing mechanisms which substantially improve efficiency, speed, durability and are inexpensive to produce.

Consulier has developed a torque multiplying device as a low cost, compact tool for use in loosening automobile lug nuts. This consumer oriented tool is designed to fit a variety of lug nut and wheel sizes, and is small enough to hold in one hand. During tests the device has loosened a lug nut tightened to 175 foot pounds (which most individuals could not remove with a standard lug wrench). This tool multiplies one's strength by almost a six to one torque ratio. In 1993, a licensing agreement was signed with Florida Pneumatic Manufacturing Corporation ("FP") of Jupiter, Florida. This agreement was suspended in April 1995 pending further refinement of the product. Consulier is presently refining its design in an effort to reduce product cost and improve its appearance.

The design of the "Tiger Tail" (TM) pocket winch closely parallels the torque multiplying device in that it employs the same mechanical wave gear technology. The winch is small enough to fit in a standard sized tool box, and is designed to lift in excess of 600 pounds. In 1993 a licensing agreement was also signed with FP. This agreement was also suspended in 1995 pending further refinement of the product to reduce costs.

Consulier's "Hyper-Roll" ball screw utilizes a unique ball circulating system with no return tubes or jogs in the nut raceways. The balls move inside a closed circular course directly on the thread surfaces. This action results in a high-speed, efficient and durable product which can potentially be manufactured at a low cost. The ball screw should have many industrial applications, particularly in the area of high speed linear control.

In March 1995, Consulier received a Notice of Allowance of Patent from the U.S. patent office for the "Consulier Actuator Motor". This potential product is a variable speed, variable torque, electric actuator with electronic control which can be used in many applications. The motor can be locked in less than one degree increments with reduced current draw and without the oscillation (spring effect) inherent in existing stepper motors. This design eliminates the need for gear reducers, brakes, clutches and anti back-drive units. Potential applications for this product include electric motor power steering, industrial controls and positioning equipment.

ENGINEERING PRODUCTS SALES AND MARKETING ACTIVITIES

Sales and marketing activities of the engineering products are currently being performed by one employee primarily through direct marketing efforts. Consulier is attempting to establish licensing agreements with various companies to generate royalty revenues. As the different products near commercial marketability, Consulier intends to commit additional personnel and resources to its sales and marketing effort.

(3)b  CONSULTING ACTIVITIES

BACKGROUND

During the fourth quarter of 1994, Consulier established a consulting division utilizing product development engineers to provide engineering and drafting services to outside clients. To date these activities have not been profitable. Consulier is not actively pursuing consulting work at the present time.


(3)c  CONSULIER BUSINESS SERVICES, INC.

Consulier Business Services, Inc. is a wholly owned subsidiary involved in the leasing of four vehicles and various machinery and equipment previously used in the engine repair and overhaul business (see (3)d below). Assets and revenues are not material, and the business is operated by Corporate staff.

(3)d  DISCONTINUED AUTOMOBILE MANUFACTURING SEGMENT

Although Consulier was founded as an automobile manufacturer, management recognized that the development of an effective automotive sales and marketing program required a much longer period of time than originally anticipated. In view of projected capital requirements, management considered it imprudent to continue to commit a majority of Consulier's resources to the long-range operating needs of its automobile manufacturing business segment. Accordingly, in March 1990, the Board of Directors approved a sale of the automobile business to MACC, with Consulier retaining a five year option to repurchase the business. The sale price of $750,000 resulted in no gain or loss to Consulier.

On October 31, 1993 MACC sold the automobile business to U.S. Electricar, Inc. ("Electricar") of Santa Rosa, California in exchange for 1,000,000 shares of Electricar restricted common stock, and production royalties payable over a fifteen year period. MACC retained the right to produce special order GTP cars and WSC (World Sports Car) class race cars.

At the time of the sale, Consulier held an option to repurchase the car business at net book value. In exchange for waiving this purchase option, MACC granted Consulier the right to purchase the 1,000,000 shares of Electricar restricted stock at a price of $.50 per share. Consulier will also receive all royalty payments arising out of the sale which are based upon production of composite vehicles by Electricar. U.S. Electricar is currently under reorganization. No royalty payments have been received to date.


ITEM 2.    DESCRIPTION OF PROPERTY

Consulier occupies approximately 2,250 square feet in a building owned by AVM Properties Ltd. ("Properties"), a Mosler affiliate, located at 169 Tequesta Drive; Tequesta, Florida. The space is leased month-to-month with a monthly rental of $1,987.

Southeast leases two warehouse units of a building in Miami, month-to-month, at a cost of $2,700 per month. One unit of approximately 3,200 square feet houses Southeast's tool manufacturing operations. The remaining unit of approximately 10,000 square feet consists of warehouse space for Southeast's automotive distribution business and offices for its financial and administrative personnel.

Consulier's facilities are believed to be suitable for present requirements and anticipated future uses.


ITEM 3.    LEGAL PROCEEDINGS

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Consulier did not submit any matters to its shareholders for a vote during the fourth quarter of the year ended December 31, 1995.

                                    PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

Consulier's common stock trades on The Nasdaq SmallCap MarketSM tier of The Nasdaq Stock Market(SM) under the symbol CSLR. The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock as reported by NASDAQ.

                                                                                           High          Low
                                                                                           ----          ---
YEAR ENDED DECEMBER 31, 1994:
First quarter                                                                             $4.6875      $3.4375
Second quarter                                                                             3.4375       2.8125
Third quarter                                                                              3.1250       2.8125
Fourth quarter                                                                             2.8125       2.5000


YEAR ENDED DECEMBER 31, 1995:
First quarter                                                                             $2.9375        $2.125
Second quarter                                                                             2.750          2.375
Third quarter                                                                              2.875          2.750
Fourth quarter                                                                             3.625          2.625

The above prices have been adjusted for a one-for-ten reverse stock split approved by Consulier shareholders on January 31, 1995, effective February 1, 1995 (see Financial Statements, Note 1 - Per Share Data).

As of March 24, 1996, there were approximately 750 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and has been traded on NASDAQ since Consulier's initial public offering in May 1989. Effective March 2, 1992, NASDAQ changed its listing maintenance requirements, increasing the minimum total assets from $750,000 to $2,000,000 and minimum net worth from $375,000 to $1,000,000. Further, NASDAQ established a requirement of a minimum bid price of $1.00 in order to maintain a national listing. If the $1.00 bid price is not met, an exemption is allowed if a company maintains at least $1,000,000 of public float and has at least $2,000,000 of capital and surplus. At December 31, 1994, Consulier qualified under this exemption. Given the one-for-ten reverse stock split approved by shareholders on January 31, 1995, Consulier no longer needs to qualify under this exemption.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of the Company's Southeast automotive parts distribution segment represent 97.7% of Consulier's net sales in 1995 and 95.0% of net sales in 1994. This segment's sales increased 42% to a record $2,588,000 after increasing 20% to $1,825,000 in 1994 (the previous record). Furthermore, drop shipments of mounts and other products directly from its supplier to selected customers resulted in commission income of $52,000 in 1995 and $116,000 in 1994. The 1994-95 increases in sales are attributable to the upgrading of product lines through the addition of mounts for newer vehicles, the broadening of the company's line of flywheels and plastic parts, changes in price structure for mounts, and the general improvement in economic conditions. Although the customer base has remained fairly constant, Southeast also benefited from competitor restructuring which reduced competition in the flywheel after-market.

The distribution segment experienced operating profits of $395,200 in 1995 and $195,800 in 1994 (both records). Gross profit on sales was 37.5% in 1995 and 35.0% in 1994. The 1995 improvement in operating profit was due to the 42% increase in sales and the improved gross profit percentage offset in part by increased Selling, General & Administrative expense and the decline in commission income. Selling, general and administrative expenses increased by $66,000 or 12% in 1995. Segment pretax income increased to a record $358,500 in 1995, bettering the 1994 prior record of $198,300 by 80%. Management expects continued improvement in this segment in 1996.

CORPORATE RESEARCH AND DEVELOPMENT - During 1995 Consulier direct expenditures on research and development totaled $317,061. This represents an increase of 64% over 1994 direct expenditures of $193,709. Management views expenditures as an investment in Consulier's future, and hopes to begin bringing products to market in 1996.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,927,218 in 1995, a 12% increase over 1994 income of $1,723,302. This represents annualized returns of 84.1% and 75.2%, respectively, on Consulier's average investment during each year.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated net income for the year ended December 31, 1995 was $942,403, or $.35 per share compared to $858,472, or $.34 per share for 1994. These net income figures have been adjusted for the one-for-ten reverse stock split effective February 1, 1995. The income for 1995 and 1994 is attributable primarily to investment and interest income, net of related interest expense, and to the continued record operating performance of the Automotive Parts Distribution segment offset by increased spending on research and development. Investment and interest income results from Consulier's limited partnership interest in AVM and interest income on promissory notes (see item 12). During the years ended December 31, 1995 and 1994, investment and other income totaled $2,118,000 and $1,806,000, respectively, offset by operating losses of $590,000 in 1995 and $449,000 in 1994. These operating losses are due to continued spending on research and development, and due to Corporate overhead.


PROSPECTS FOR 1996

Based on AVM's current operations and operating results over the past five years, management expects continued good returns in 1996 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 84.1% and 75.2% in 1995 and 1994 respectively can be maintained. Sales in the automotive parts distribution segment should continue to improve in 1996 due to the introduction of new products and the strengthening of existing product lines. Research and development expenditures are expected to continue at current levels. No other significant fluctuations in costs or expenses are anticipated in 1996.

Consulier will continue in its efforts to expose its engineering products and technology to manufacturers as well as distributors. Management has developed improved models of both the "torque multiplying device" and the "Tiger Tail"
(TM) pocket winch which it hopes to market in 1996. Development efforts continue on the "Consulier Actuator Motor" and the "Hyper-Roll" ball screw, as well as on an improved intake engine valve which Mosler has patented and which the Company has an option to purchase at Mosler's cost of development.

LIQUIDITY AND CAPITAL RESOURCES

Consulier's cash and cash equivalents decreased $744,000 between years. During the year the company retired $1,000,000 in long term debt. Net cash used in operations increased $686,000 from $597,000 in 1994 to $1,283,000 in 1995.
This was primarily due to an increase in inventories of $81,000 during 1995 as compared to an inventory decline of $149,000 in 1994, and due to a reduction in taxes payable of $216,000 in 1995 compared to a decline of $129,000 in 1994. The tax differences were principally due to the timing of tax payments.

Consulier does not anticipate any major capital expenditures in 1996. Management believes that a positive cash flow will continue through at least December 31, 1996, assuming continued interest income on the promissory notes from Mosler and positive cash flow generated by Consulier's investment in AVM. Continued positive cash flow may be used to continue reducing indebtedness, or to invest in other business opportunities. During January 1996 Consulier invested $100,000 in The High Risk Fund, a limited partnership formed to invest in Russian treasury securities.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to request withdrawal of the partnership interest, there can be no assurance that AVM will not make such a request sometime in the future.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses have inventories of approximately $650,000 as of December 31, 1995. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of
inflation should have little, if any, effect on the business.    Product
development expenditures may continue at present levels, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes receivable are floating and should move with inflation.

ITEM 7.    FINANCIAL STATEMENTS

See index to Financial Statements in this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

                                                          Positions and Offices Held
                                                          and Principal Occupation or
                                     Director             Other Employment during the
Name                 Age             Since                Past Five Years
----                 ---             -----                ---- ---- -----
Warren B.            46             1985                  Chairman of the Board, 1985 to present.  President and
Mosler                                                    Chief Executive Officer, June 1985 to May 1994.
                                                          Principal in Adams, Viner & Mosler, Ltd., a
                                                          broker/dealer engaged in arbitrage and government
                                                          securities trading, 1983 to present.

Alan R.              45             1985                  1982 to present, private practice of law, Boca Raton,
Simon, Esq.                                               Florida.

Charles E.           71             1992                  Project Engineer, Pratt & Whitney Aircraft, 1949 to
Spaeth                                                    1990.  Last position - responsible for directing product
                                                          design support functions in areas of structural analytical methods, life prediction methods, mission definition
                                                          and component design verification.

Burck E.             65             1992                  1991 to present, President, BG Consulting Group, Inc.
Grosse                                                    July 1987 to 1991, Senior Vice President, Lear Group,
                                                          Inc.,  general contracting firm.  1948 to 1987, General
                                                          Motors Corporation.  Last position - General Director,
                                                          Technical Service; responsible for coordination of all
                                                          technical service functions for GM car and truck
                                                          divisions.

William R.           49             1992                  1971 to present, First Federal of the Palm Beaches,
Locke                                                     currently Consumer Loan Officer and Coordinator of
                                                          Indirect Dealer Lending.

Richard N.           35             1995                  1984 to 1989, floor trader at the Chicago Board of
Hornstrom                                                 Trade; 1989 to present, Vice President of Lutrell
                                                          Capital Management, a commodity trading advisor/
                                                          commodity pool operator located in Tampa, Florida.


No family relationships exist among the directors and officers of Consulier. Messrs. Mosler and Simon have been directors since the inception of the company.

EXECUTIVE OFFICERS

The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.

Warren B. Mosler, 46, is the Chairman of the Board of Directors. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. From 1983 to the present, Mosler has been a principal in Adams, Viner & Mosler, Ltd., a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

George E. Mount, 56, is the President and Chief Executive Officer. Mr. Mount was elected to these positions effective May 16, 1994. Prior to joining Consulier Mr. Mount was a Senior Project Engineer at Pratt & Whitney Aircraft. Mr. Mount resigned his positions with the company in February 1996. Mr. Charles Spaeth, a member of the Board of Directors, is serving as acting President and CEO pending the replacement of Mr. Mount.

Thomas G. Weber, 49, is Consulier's Vice President - Finance, Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in January 1994. Prior to joining Consulier, Mr. Weber was employed by Adams, Viner & Mosler, Ltd. from 1986 to 1994.


ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer and each of Consulier's other executive officers with respect to the three years ended December 31, 1995:

                                                                                     Long Term
                                                                                   Compensation
                                                                        Annual     - Number of
     Name and                                             Fiscal    Compensation      Options
Principal Position                                         Year       - Salary        Granted
-------------------                                        ----      -----------   ------------
Warren B. Mosler                                          1995         $ 75,000          -
Chairman of the Board                                     1994         $ 75,000          -
                                                          1993         $ 75,000          -

George E. Mount                                           1995         $102,000      210,000(2)
President and Chief                                       1994         $102,000

Executive Officer

Thomas G. Weber                             1995            (1)          -
Vice President                              1994            (1)        5,000(3)
Secretary/Treasurer
Chief Financial Officer

David S. Mauroner                           1993            (1)        5,000(3)
Vice President
Secretary Treasurer
Chief Financial Officer

Peter H. Magnuson                           1994            (1)          -
Vice President                              1993            (1)          -

(1) Total annual salary and bonus was less than $100,000.

(2) The options were granted as part of an employment contract dated May 16, 1994. Strike prices range from $.10 to $20.00 per share. These options expired upon the resignation of Mr. Mount in February 1996.

(3) The options were granted under Consulier's Tandem Stock Option Plan and have a term of ten years and exercise prices of $4.50 to $5.00 per share.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns. All option grants and strike prices appearing in this table and elsewhere in this Report have been restated to retroactively adjust for a one-for-ten reverse stock split effective February 1, 1995 (see Financial Statements, Note 1 - Per Share Data).

OPTION GRANTS TABLE

There were no stock options granted to named executive officers during 1995 requiring disclosure.


AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised, in-the-money stock options held by the Named Executive Officers as of the end of the 1995 fiscal year. No stock options were exercised by any of the Named Executive Officers during 1995. All options presented are exercisable. However, since Mr. Mount left the employ of Consulier in February 1996, his options are no longer excercisable.

                                                 Number of                       Value of Unexercised
                                             Unexercised Options                 In-the-Money Options
     Name                                    at 1995 Year-End                     at 1995 Year-End
     ----                                    ------------------                  --------------------
Warren B. Mosler                               3,510                                  $   1,097
George E. Mount                                5,000                                     13,563


LONG-TERM INCENTIVE AND PENSION PLANS

Consulier does not have any long-term incentive or pension plans.


COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                             Amount and                Percent of
Title                                        Nature of                  Class at
of                 Name and Address          Beneficial                December 31,
Class              of Beneficial Owner       Ownership                    1995
----------         -------------------       ----------                ------------
Common             Warren B. Mosler          1,880,090 (1)                 74.7%
Stock              483 S. Beach Road
                   Hobe Sound, FL 33455

Common             George E. Mount             210,000 (2)                  7.6%
Stock              170 River Drive
                   Tequesta, FL  33469

(1) Includes stock options to acquire 3,510 shares of Consulier Common Stock.

(2) The options were granted as part of an employment contract dated May 16, 1994. Strike prices range from $.10 to $20.00 per share. They expired in February 1996 upon the resignation of Mr. Mount.

COMMON STOCK OWNERSHIP OF MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 1995:


                                                             Amount and                  Percent of
Title                                                        Nature of                    Class at
  of                 Name and Address                        Beneficial                  December 31,
Class              of Beneficial Owner                       Ownership                      1995
-----              -------------------                       ---------                   ------------
Common             Warren B. Mosler                         1,880,090 (1)                  74.7%
Stock              483 S. Beach Road
                   Hobe Sound, FL 33455

Common             George E. Mount                            210,000 (4)                   7.6%
Stock              170 River Drive
                   Tequesta, FL  33469

Common             Alan R. Simon                              120,000 (2)                   4.8%
Stock              7777 Glades Rd., 204
                   Boca Raton, FL 33434


Common             Richard N. Hornstrom                        15,950                        .6%
Stock              15607 Cochester Rd.
                   Tampa, Florida   33647

Common             Burck E. Grosse                             12,500 (3)                    .5%
Stock              11 Huntly
                   Palm Beach Gardens,
                   FL 33418

Common            Charles Spaeth                                5,000 (3)                    .2%
Stock             13 Paddock Circle
                  Tequesta, FL 33469

Common            Thomas G. Weber                               5,000 (3)                    .2%
Stock             2581 Village Blvd. - #206
                  W. Palm Beach, FL  33409

Common            William R. Locke                              5,000 (3)                    .2%

Stock             P.O. Box 3515
                  W. Palm Beach, FL 33402


Common            All directors and                2,133,540            77.5%
Stock             executive officers
                  as a group, excluding
                  duplications (7 people)

(1) Includes stock options to acquire 3,510 Consulier shares at $.10 per share.

(2) Consists of stock options to acquire Consulier's shares from Mosler at prices ranging from $2.50 to $5.00 per share.

(3) Consists of stock options granted under Consulier's Tandem Stock Option Plan. Exercise prices for the options range from $.10 to $5.00 per share.

(4) The options were granted as part of an employment contract dated May 16, 1994. Strike prices range from $.10 to $20.00 per share. These options expired in February 1996 upon the resignation of Mr. Mount.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AVM PROPERTIES LIMITED PARTNERSHIP LOANS AND LEASE OF OFFICE SPACE

In April 1994, Consulier made a 6% loan of $216,000 to AVM Properties ("Properties"). This loan was fully repaid by October 1994. In January 1996 Consulier made an additional 7% loan of $107,343 to Properties. This second loan was reduced to $7,343 on February 1, 1996. Both loans were collateralized by paid for real estate owned by Properties.

In June 1994 Consulier leased approximately 1,300 square feet of office space located in Tequesta, Florida from Properties on a month-to-month basis. An additional 1,000 square feet were added to the lease in January 1995, also on a month-to-month basis. This property is leased at competitive market rates.

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier's automobile manufacturing business in 1990, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This note had an interest rate of 12%, and provided for the monthly payment of interest only ($7,500) for a period of one year. Monthly principal and interest payments of $16,338 were required over the following five year period. In January 1993 the rate on this note was reduced to prime plus 1%.

In October 1993, MACC sold the automobile business to U.S. Electricar, Inc. in return for restricted common stock and future royalties. Consulier waived its option to reacquire the business in consideration for the future royalties and an option to purchase the stock. Also, principal payments on the MACC note were suspended in November 1993 and the interest rate was further reduced to the one month U.S. Dollar London Interbank Offering Rate ("LIBOR"). The note is payable on May 11, 1996. It has unpaid balance of $430,558 at December 31, 1995, and it is guaranteed by Mosler.


SALE AND LEASEBACK OF REAL ESTATE

In December 1989, the Board of Directors adopted a resolution approving sale and partial leaseback of real estate to Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mosler signed a promissory note of $2,500,000. The note initially bore an annual rate of 12%, with interest payable monthly. The interest rate was reduced to prime plus 1% in January 1993. The note matures in December 1996.

Simultaneously with the execution of the sale, Consulier entered into a lease with Mosler for approximately 25,000 square feet of space at an annual gross rental of $4.00 per square foot. This lease was subsequently reduced to 6,000 square feet when Consulier sold its automobile operations. The lease was terminated in 1994 when Consulier moved its principal executive offices to Tequesta, Florida.

INTEREST RATE ADJUSTMENTS

In January 1993, the Affiliated Transaction Committee of the Board of Directors reviewed the promissory notes receivable from MACC and Mosler described above. At this review, the interest rates for the notes were adjusted to prime plus one percent. In October 1993, the Committee further reduced the rate on the MACC note to the one month LIBOR.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See index to Exhibits in this report on page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSULIER ENGINEERING, INC.
                                        (Registrant)



Date:  March 26, 1996                        /s/  Charles E. Spaeth
                                             -----------------------
                                             Charles E. Spaeth
                                             Acting Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name                                       Title                            Date
----                                       -----                            ----
 /s/  Warren B. Mosler
-------------------------------
Warren B. Mosler                           Chairman of the Board,           March 25, 1996

 /s/  Charles E. Spaeth
---------------------------------
Charles E. Spaeth                          Acting President,                March 25, 1996
                                           Chief Executive Officer
 /s/  Thomas G. Weber
-------------------------------
Thomas G. Weber                            Vice President-Finance,          March 25, 1996
                                           Chief Financial Officer
 /s/  Alan R. Simon
 ---  ---- -- -----
Alan R. Simon                              Director                         March 25, 1996

 /s/  Charles E. Spaeth
 ---  ------- -- ------
Charles E. Spaeth                          Director                         March 25, 1996

 /s/  Burck E. Grosse
 ---  ----- -- ------
Burck E. Grosse                            Director                         March 25, 1996

 /s/  William R. Locke
 ---  ------- -- -----
William R. Locke                           Director                         March 25, 1996


/s/  Richard N. Hornstrom
-------------------------
Richard N. Hornstrom                       Director                          March 25, 1996

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                    FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS




Financial Statements:

   Report of the independent certified public
   accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

   Consolidated balance sheets at December 31,
   1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

   Consolidated statements of income for the
   years ended December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

   Consolidated statements of stockholders' equity
   for the years ended December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

   Consolidated statements of cash flows for the
   years ended December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6

   Notes to consolidated financial statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Stockholders and
  Board of Directors
Consulier Engineering, Inc.
Tequesta, Florida


We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


West Palm Beach, Florida                          BDO Seidman, LLP

March 18, 1996

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               December 31,              December 31,
           ASSETS                                                 1995                      1994
--------------------------                                     ------------              -------------
Current assets:
  Cash (Note 1 and 5)                                           $  321,920                 $1,066,146
  Receivables  (Note 2)                                            600,881                    509,552
  Receivables - related parties  (Note 11(a))                      462,361                    287,598
  Notes receivable - related parties (Note 11(c))                  430,559                          -
  Inventories  (Note 1 and 3)                                      650,126                    569,543
  Income taxes (Notes 1 and 8)                                      55,603                          -
  Other current assets                                              19,899                      3,500
                                                                ----------                 ----------
        Total current assets                                     2,541,349                  2,436,339

Property equipment, net of
    accumulated depreciation of $691,240
    in 1995 and $573,593 in 1994 (Notes 4 and 6)                   271,084                    202,399
Limited partnership interest (Notes 1 and 5)                     2,292,403                  2,292,403
Notes receivable - related parties (Note 11(b))                  1,741,797                  2,172,356
Patents and other assets                                            35,689                     36,242
                                                                ----------                 ----------
                                                                $6,882,322                 $7,139,739
                                                                ----------                 ----------
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accruals                                 $  172,338                   $130,493
  Income taxes (Notes 1 and 8)                                           -                    160,771
  Notes payable - banks  (Note 6(a))                                 6,855                     48,841
                                                                ----------                 ----------
        Total current liabilities                                  179,193                    340,105

  Bonds payable  (Note 6(b))                                     1,275,000                  2,275,000
  Deferred income taxes (Notes 1 and 8)                             14,766                     14,766
                                                                ----------                 ----------
        Total liabilities                                        1,468,959                  2,629,871
                                                                ----------                 ----------

Stockholders' equity:  (Notes 1 and 9)
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,033 shares                                    25,620                     25,620
  Additional paid-in capital  (Note 9(c))                        2,881,823                  2,899,127
  Retained earnings                                              2,676,926                  1,734,523
                                                                ----------                 ----------
                                                                 5,584,369                  4,659,270
  Less treasury stock at cost - 50,316 shares
     in 1995 and 42,460 shares in 1994 (Note 9(e))                (171,006)                  (149,402)
                                                                ----------                 ----------
        Total stockholders' equity                               5,413,363                  4,509,868
                                                                ----------                 ----------
                                                                $6,882,322                 $7,139,739
                                                                ----------                 ----------


                    See accompanying notes to consolidated financial statements.

                 CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Year Ended December 31,
                                                       ---------------------------
                                                          1995            1994
                                                       ----------       ----------

Revenues:
  Net sales                                            $2,649,184       $1,920,905
  Commission income                                        52,075          116,302
                                                       ----------       ----------
                                                        2,701,259        2,037,207
                                                       ----------       ----------
Operating costs and expenses:
  Cost of goods sold                                    1,807,638        1,359,659
  Selling, general and
    administrative                                      1,166,364          932,854
  Research and development expense                        317,061          193,709
                                                       ----------       ----------
                                                        3,291,063        2,486,222
                                                       ----------       ----------
    Operating loss                                       (589,804)        (449,015)
                                                       ----------       ----------
Other income (expense):
 Investment income - related party                      1,927,218        1,723,302
 Interest income - related parties                        337,466          265,365
 Interest expense - other                                (149,277)        (184,312)
 Other income                                               2,800            1,500
                                                       ----------       ----------
                                                        2,118,207        1,805,855
                                                       ----------       ----------

Income before income taxes                              1,528,403        1,356,840
Income taxes  (Notes 1 and 8)                             586,000          498,368
                                                       ----------       ----------

Net income                                             $  942,403         $858,472
                                                       ==========       ==========


Net income per share                                        $0.35            $0.34
                                                       ==========       ==========



         See accompanying notes to consolidated financial statements.

                          CONSULIER ENGINEERING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 Common Stock     (Note 1)
                                        -----------------------------------------------------------
                                                                             Treasury Stock
                                                                        ---------------------------
                                        Shares          Amount           Shares            Amount
                                        ---------      -------          -------------     ---------
Balance, January 1, 1994                2,562,046      $25,620            (3,300)          ($13,582)

Net income for the year                         -            -                 -                  -

Purchase of shares for
  Treasury                                      -            -           (39,160)          (135,820)
                                        ---------      -------           -------          ---------
Balance, December 31, 1994              2,562,046       25,620           (42,460)          (149,402)

Net income for the year                         -            -                 -                  -

Purchase of shares for
   the Treasury (Note 9(d))                     -            -            (7,856)           (21,604)

Purchase of
  options (Note 9(c))                           -            -                 -                  -

Retirement of fractional shares
  due to one-for-ten reverse
  stock split Note 9(c))                      (13)           -
                                        ---------      -------           -------          ---------
Balance, December 31, 1995              2,562,033      $25,620           (50,316)         ($171,006)
                                        =========      =======           =======          =========

                                        Additional         Retained          Total
                                        Paid-in            Earnings      Stockholders'
                                        Capital           (Deficit)         Equity
                                        ----------        ---------      ------------
Balance, January 1, 1994               $2,899,127           $876,051       $3,787,216

Net income for the year                         -            858,472          858,472

Purchase of shares for
  Treasury                                      -                  -         (135,820)
                                       ----------         ----------       ----------
Balance, December 31, 1994              2,899,127          1,734,523        4,509,868

Net income for the year                         -            942,403          942,403

Purchase of shares for
   the Treasury (Note 9(d))                     -                  -          (21,604)

Purchase of
  options (Note 9(c))                     (17,262)                 -          (17,262)

Retirement of fractional shares
  due to one-for-ten reverse
  stock split Note 9(c))                      (42)                                (42)
                                       ----------         ----------       ----------
Balance, December 31, 1995             $2,881,823         $2,676,926       $5,413,363
                                       ==========         ==========       ==========

          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                           ------------------------------------
                                                                              1995                      1994
                                                                           ----------                ----------
OPERATING ACTIVITIES:
Net Income                                                                 $  942,403                $  858,472
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                                131,357                   100,129
  Provision for uncollectible accounts                                          5,999                    11,404
  Amortization                                                                 23,874                    17,851
  Investment income - related party                                        (1,927,218)               (1,723,302)
  Changes in operating assets and liabilities:
    Increase in receivables and other current assets                         (204,757)                 (102,942)
    (Increase) decrease in inventories                                        (80,583)                  149,336
    Increase (decrease) in accounts payable
      and accruals                                                             41,845                   (36,810)
    Increase (decrease) in income taxes payable                              (216,374)                  128,614
                                                                           ----------                ----------
NET CASH USED IN OPERATIONS                                                (1,283,454)                 (597,248)
                                                                           ----------                ----------
INVESTING ACTIVITIES:
  Property & equipment additions, net of dispositions                        (200,043)                  (88,107)
  Patent development                                                          (23,320)                   (7,084)
  Distributions from partnership interest                                   2,018,248                 1,623,262
  Loans to related parties                                                   (174,763)                 (127,229)
                                                                           ----------                ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   1,620,122                 1,400,842
                                                                           ----------                ----------
FINANCING ACTIVITIES:
  Repayment of bank and other loans                                           (41,986)                  (75,043)
  Early redemption of bonds due in 2004 (Note 6(b))                        (1,000,000)                        -
  Repayment of loans to related parties                                             -                   268,485
  Purchase of stock for the treasury and stock options (Note 9(c))            (38,866)                 (135,820)
  Retirement of fractional shares due to reverse stock split (Note 9(c))          (42)                        -
                                                                           ----------                ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (1,080,894)                   57,622
                                                                           ----------                ----------
INCREASE (DECREASE) IN CASH                                                  (744,226)                  861,216
CASH, BEGINNING OF PERIOD                                                   1,066,146                   204,930
                                                                           ----------                ----------
CASH, END OF PERIOD                                                          $321,920                $1,066,146
                                                                           ==========                ==========



         See accompanying notes to consolidated financial statements.

                         CONSULIER ENGINEERING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   YEARS ENDED DECEMBER 31, 1995 AND 1994


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. ("Consulier") and its subsidiaries are engaged in three primary businesses: the distribution of automobile and truck parts in the automotive/truck after-market, investment activities, and the development of advanced engineering products.

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast").

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 12(b)) in Adams, Viner & Mosler, Ltd. ("AVM"), an Illinois limited partnership. AVM is a government securities broker/dealer.
Consulier's Chairman and majority stockholder, Warren B. Mosler ("Mosler"), is a general partner of the general partner of AVM.

Consulier conducts research and development activities relating to a variety of consumer, automotive and industrial engineering products. As of December 31, 1995, patents and/or notice of patent allowances have been obtained for eleven products; patent applications have been filed with respect to four products; and thirteen others are in varying stages of development.


BASIS OF PRESENTATION

The consolidated financial statements include Consulier and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

On January 31, 1995 Consulier shareholders authorized a one-for-ten reverse split of the Company's common stock, and a change in the par value from $.001 to $.01 per share. Accordingly, the 1994 consolidated financial statements and related notes to consolidated financial statements have been restated to give effect to this reverse split.


CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

                         CONSULIER ENGINEERING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line and declining balance methods over estimated useful lives or related lease terms, as appropriate. Depreciation for income tax purposes is computed using declining balance methods over statutory lives.


LIMITED PARTNERSHIP INVESTMENT

The Company's investment in AVM is recorded using the equity method. Income or loss is allocated to Consulier based on the AVM partnership agreement.


RESEARCH AND DEVELOPMENT COSTS

Research and development costs are for product development These costs are expensed in the period incurred with the exception of thelegal cost of obtaining patents which are amortized over 60 months.


INCOME TAXES

Deferred income taxes are provided for temporary differences arising from differences between financial statement and income tax bases of assets and liabilities.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


PER SHARE DATA

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year as follows: 1995 - 2,664,431; 1994 - 2,561,313. In both 1995 and 1994, shares issuable upon exercise of dilutive common stock equivalents (outstanding stock options) are included in the computation using the treasury stock method.

                         CONSULIER ENGINEERING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On January 31, 1995 shareholders approved a one-for-ten reverse stock split, effective February 1, 1995. Accordingly, 1994 per share data has been adjusted to reflect this reverse stock split.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." SFAS 121 addresses the accounting and reporting for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995.

In October 1995, the Financial Accounting Standards Board issued its Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation." SFAS 123 establishes accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS 123 is effective for transactions entered into in fiscal years that begin after December 15, 1995.

Adoption of SFAS 121 and SFAS 123 is not expected to have a material effect on Consulier's financial position or results of operations.


FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 1995.


RECLASSIFICATIONS

Certain amounts presented for 1994 have been reclassified to conform to 1995 presentation.

                         CONSULIER ENGINEERING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - RECEIVABLES




Receivables consist of the following:
                                            1995               1994
                                         ---------         ----------
  Capital and income
   distribution  due from AVM            $   71,069         $ 162,099
  Trade accounts                            509,268           357,453
   Employee advances                         35,544                 -
                                            615,881           519,552
                                          ---------         ---------
  Less allowance for doubtful
  trade accounts                             15,000            10,000
                                          ---------         ---------
                                          $ 600,881         $ 509,552
                                          =========         =========

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                            1995               1994
                                         ----------          ---------

Raw materials                            $  46,947          $     645
Work-in-process                             32,773             37,940
Finished goods                             570,406            530,958
                                         ---------          ---------
                                         $ 650,126          $ 569,543
                                         =========          =========


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                              1995              1994
                                           ---------        ----------
Machinery and equipment                    $ 544,625        $ 512,734
Furniture and fixtures                       107,406          101,122
Vehicles                                     257,850          137,481
Leasehold improvements                        52,443           24,655
                                           ---------        ---------
                                             962,324          775,992
   Less accumulated depreciation
            and amortization                 691,240          573,593
                                           ---------        ---------
                                           $ 271,084        $ 202,399
                                           =========        =========

                         CONSULIER ENGINEERING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - LIMITED PARTNERSHIP INTEREST AND CONCENTRATION OF  CREDIT RISK

5(a) The limited partnership interest consists of Consulier's investment in AVM.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                              1995                      1994
                                         ------------              --------------
Cash                                     $  6,767,735              $    6,804,081
Due from brokers                            4,281,850                   5,181,340
Securities owned                           57,574,921                  66,947,135
Customer receivable                                 -                  12,028,439
Ownership interest in advisory account      2,000,000                           -
Investment in affiliate & other assets      3,425,787                   3,345,873
                                         ------------              --------------

Total assets                             $ 74,050,293               $  94,306,868
                                         ============               =============

Due to brokers                          $  11,353,505               $     284,099
Securities sold under
     agreements to repurchase              36,669,325                  58,173,035
Securities sold but
   not yet purchased                                -                           -
Customer payables                           5,411,530                  17,817,380
Other liabilities                             819,851                     503,027
Anticipated partners'
       withdrawals                          2,123,066                   1,768,119
                                        -------------               -------------

Total liabilities                       $  56,377,277               $  78,545,660
                                        =============               =============

Partners' capital                       $  17,673,016               $  15,761,208
                                        =============               =============

Revenue                                 $  36,768,083               $  29,133,983
                                        =============               =============

Net income                              $  24,448,352               $  19,520,626
                                        =============               =============

Consulier's share of
    earnings                            $   1,927,218               $   1,723,302
                                        =============               =============


Consulier owned approximately 13% and 15% of AVM's capital as of December 31, 1995 and 1994, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 9% of AVM's earnings during 1995 and 1994, respectively.

                         CONSULIER ENGINEERING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon thirty days written notice. AVM's general partner may also cause withdrawal of Consulier from the partnership through payment of the balance of Consulier's capital account.

5(B) As of December 31, 1995 and 1994, there were no concentrations of credit risk other than the investment in AVM. Furthermore, as of December 31, 1995 substantially all of Consulier's cash was held by AVM in a special reserve account for the benefit of customers at a major national bank. In January 1996 Consulier did invest $100,000 in The High Risk Fund, a limited partnership formed to invest in Russian treasury securities.


NOTE 6 -  NOTES AND BONDS PAYABLE

(A) CURRENT NOTES PAYABLE - BANKS

Current notes payable to banks consist primarily of a 7.5% note payable. A 9.50% note payable . was retired in 1995.

(B) BONDS PAYABLE

Bonds payable are due in 2004 with interest of 8% per annum, payable quarterly. As part of an agreement with the holders of $175,000 of these bonds, the interest rate was reduced to 6% in the second quarter of 1993. In exchange for this interest rate reduction warrants to purchase the Company's common stock at a price of $3.4375 were extended for five years to December 31, 1999 (see note 9(b)).

No principal payments are due until maturity. The bonds are redeemable by Consulier at face value after June 30, 1994. They are collateralized by land and building owned by Mosler (see Note 12(c)(1)), and machinery and equipment, personal property, and leasehold improvements owned by the Company. A total of $1,000,000 of bond principal was retired during 1995.


NOTE 7 - LEASES

Consulier leases office and operating facilities under various month-to-month leases. Rent expense charged to operations was $57,888 in 1995 and $48,151 in 1994.

                         CONSULIER ENGINEERING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES

Provisions for federal and state income taxes in the consolidated statements of income consist of the following:


                                    Year ended December 31,
                                    ----------------------
                                    1995              1994
                                    ----              ----
Current:
   Federal                          $500,000       $442,342
   State                              86,000         75,429
                                    --------       --------
                                     586,000        517,771
                                    --------       --------
 Deferred:
   Federal                                 -        (18,909)
   State                                   -           (494)
                                    --------       --------
                                           -        (19,403)
                                    --------       --------

 Total income taxes                 $586,000       $498,368
                                    ========       ========

Deferred taxes result from the difference of accelerated depreciation for tax purposes compared to depreciation computed for financial reporting purposes.

Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                    Year ended December 31,
                                    -----------------------
                                    1995              1994
                                    --------        -------
Tax at statutory rate               $519,657       $461,326
   State income tax net of
       federal tax benefits           55,485         49,289
   Other                              10,858        (12,247)
                                    --------       --------

Income taxes                        $586,000       $498,368
                                    ========       ========


NOTE 9 - STOCKHOLDERS' EQUITY

(A) STOCK OPTION AND RESTRICTED STOCK PLANS

Consulier has established a Tandem Stock Option Plan (Tandem Plan) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. ("MACC") (see note 12(c)(2)). Under the Tandem Plan, qualified and non-qualified options may be granted.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Tandem Plan provides that an aggregate of 100,000 shares of Consulier's common stock may be optioned to officers, directors and other key employees of Consulier and MACC. The options are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant. The Tandem Plan terminates in March 2000.

As of December 31, 1995 a total of 66,755 options are outstanding under the Tandem Plan with exercise prices ranging from $.10 to $5.00 per share. No options have been exercised under the plan. The following schedule details outstanding Tandem Plan Options at December 31, 1995:

                         Tandem Stock Option Plan
                         ------------------------
                         Options Outstanding at December 31, 1995
                         ----------------------------------------
                         Option                     # of
                          Price                     Shares
                          -----                     ------
                         $ .10                       5,000
                          2.50                      46,755
                          4.50                       5,000
                          5.00                      10,000
                                                    ------

                                                    66,755
                                                    ======

In addition, a total of 210,000 options at prices ranging from $.10 to $20.00 per share were granted to George E. Mount, Consulier President and Chief Executive Officer, as part of his employment contract dated May 16, 1994. These options expire whenever Mr. Mount ceases to be an employee of the Company. Mr. Mount resigned from his position at Consulier in February 1996. Accordingly, his options expired at that time.

In addition, two former employees employed by Mosler Auto Care Center, Ltd. held options to purchase 3,640 shares and 2,810 shares respectively at a total cost of $.01. Consulier purchased these options from the employees during the first quarter of 1995.

During 1994 a total of 40,000 options were issued to Bernardo Davila, general manager of the Company's Southeast Automotive subsidiary, at a strike price of $3.00 with an expiration date of December 31, 1999. These options were issued in consideration for Mr. Davila's agreement to meet certain warrant obligations of the Company pursuant to its 1989 underwriting agreement with GK Scott & Co.

(B) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase 455,000 shares of its common stock at a purchase price of $3.4375 per share. A total of 400,000 of these warrants expired December 31, 1994. The remaining 55,000 warrants were extended to December 31, 1999 in exchange for a reduction in interest rate from 8% to 6%. During 1995 an additional 20,000 warrants were retired in conjunction with the early retirement

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of bonds. A total of 35,000 warrants remain outstanding. No warrants have been exercised to date.


(C) RECLASSIFICATIONS AND CHARGES AGAINST ADDITIONAL PAID-IN CAPITAL

As stated above in note 9(a) two employees of Mosler Auto Care Center, Ltd. held options to purchase 6,450 shares of Consulier stock at $.01 per share. Consulier purchased these options from the employees at a cost of $17,262 which was charged to Additional Paid-In Capital. Also, on January 31, 1995 shareholders adopted a one-for-ten reverse stock split. As a result of this reverse split a total of 13 fractional shares were retired at a cost of $42 which was charged to Additional Paid-In Capital.

(D) TREASURY STOCK

During 1994 Consulier acquired 39,160 shares of Treasury stock at a cost of $135,820. An additional 7,856 shares were purchased from an employee during 1995 at a cost of $21,604.


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended December 31, 1995 and 1994 totaled approximately $154,000 and $184,000, respectively. Income taxes paid during 1995 and 1994 totaled approximately $803,000 and $409,000 respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

(A) CASH ADVANCES

During 1995, Mosler and Consulier continued to share certain costs and expenses incurred in the normal course of business. Mosler owed Consulier $462,359 and $287,448 at year ends 1995 and 1994 resulting from these transactions.
Interest is paid on the outstanding balance at the rate of 6.00%.

In April 1994 Consulier advanced $216,000 to AVM Properties, Ltd. Interest accrued on this short term advance at the rate of 6.00%. This advance was retired in October 1994. A second advance of $107,343 was made in January 1996 with a 7.00% rate of interest. This advance was reduced to $7,343 in February 1996. Both advances were collateralized by unemcumbered real estate owned by AVM Properties, Ltd.

(B) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          1995                  1994
                                                      -----------           -----------
Mosler (see Note 12(c)(1))                            $ 2,500,000           $ 2,500,000
Mosler Auto Care Center,
   Inc. (see Note 12(c)(2))                               430,558               430,558
                                                      -----------           -----------
                                                        2,930,558             2,930,558
   Less excess of face
     amount of note over
     carrying cost of
     real estate                                          758,202               758,202
                                                      -----------           -----------

   Notes receivable                                   $ 2,172,356           $ 2,172,356
                                                      ===========           ===========


Interest income relating to the above notes totaled $271,467 in 1995 and $222,145 in 1994.

(C)(1) SALE AND LEASEBACK OF REAL ESTATE

In 1989, Consulier sold and partially leased-back real estate to Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000. The note originally paid interest at 12%. This rate was reduced to prime plus 1% (9.5% at December 31, 1994). Principal on the note is payable at maturity in December 1996. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

(C)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to Mosler Auto Care Center, Inc. ("MACC"), a company wholly- owned by Mosler. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrued interest at an annual rate of 12% until November 1993 when the rate was reduced to the one month U.S. Dollar London Interbank Offering Rate (one month U.S. Dollar Libor - 5.62891 at January 2, 1996). The note provided for monthly payment of interest only for the first year. Monthly principal and interest payments of $16,338 were to be paid over the following five year period.

On October 31, 1993 MACC sold the automobile business to U.S. Electricar, Inc. ("Electricar") of Santa Rosa, California in exchange for 1,000,000 shares of Electricar restricted common stock,

                         CONSULIER ENGINEERING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and production royalties payable over a fifteen year period. At the time of the sale, Consulier held an option to repurchase the automobile business at net book value. In exchange for waiving this option, MACC granted Consulier an option to purchase the 1,000,000 shares of Electricar restricted stock at a price of $.50 per share. Consulier will also receive any production royalty payments arising out of the sale.

Principal payments on the MACC note were suspended in October 1993 when MACC sold the automobile business to Electricar. The note is payable on May 11, 1996, and has an outstanding balance of $430,559.


NOTE 12 - SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:


                                               Year ended December 31,
                                             ---------------------------
                                                1995             1994
                                             ----------       ----------
REVENUES AND INVESTMENT INCOME:
Automotive parts
   distribution                              $2,639,715       $1,941,260
Investments                                   1,927,218        1,723,302
Corporate                                        61,544           95,947
                                             ----------       ----------
                                             $4,628,477       $3,760,509
                                             ==========       ==========

OPERATING PROFITS (LOSSES):
Automotive parts
   distribution                              $  395,200       $  195,800
Investments                                   1,927,218        1,723,302
Corporate                                      (985,003)        (658,983)
                                             ----------       ----------
                                              1,337,415        1,260,119
Interest, net                                   188,188           95,221
Other                                             2,800            1,500
                                             ----------      -----------
Income before income taxes                   $1,528,403       $1,356,840
                                             ==========       ==========

IDENTIFIABLE ASSETS:
Automotive parts
   distribution                              $1,526,937       $1,065,849
Investments                                   2,370,329        2,454,502
Corporate                                     2,985,056        3,619,388
                                             ----------       ----------
                                             $6,882,322       $7,139,739
                                             ==========       ==========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     Year ended December 31,
                                                   ---------------------------
                                                      1995             1994
                                                   ----------      -----------
DEPRECIATION AND AMORTIZATION:
Automotive parts
   distribution                                    $   30,553       $   33,193
Investments                                                 -                -
Corporate                                             124,678           84,787
                                                   ----------       ----------
                                                   $  155,231       $  117,980
                                                   ==========       ==========

CAPITAL ADDITIONS:
Automotive parts
   distribution                                    $   60,148         $   6,929
Investments                                                 -                 -
Corporate                                             139,895            81,178
                                                   ----------         ---------
                                                   $  200,043         $  88,107
                                                   ==========         =========

                         CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           FORM 10-KSB ITEM 13(a) EXHIBITS


The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.


EXHIBIT       DESCRIPTION
  1(a)         Underwriting Agreement (1)
  1(b)         Warrant Exercise Fee Agreement (1)
  1(c)         Financial Advisory Agreement (1)
  3(a)         Articles of Incorporation of Consulier (1)
  3(b)         Amendments to Articles of Incorporation of Coulier (2) (3)
  3(c)         By-Laws of Consulier (1)
  4(a)         Form of Warrant Agreement (1)
  4(b)         Form of Underwriters Warrant (1)
  4(c)         Form of common stock certificate (1)
  4(d)         Form of specimen warrant (1)
  4(e)         Form of preferred stock certificate (2)
 10(a)         Escrow Agreement
 10(b)         Lease Agreement
 10(c)         Agreement of Plan of Merger between Southeast Automotive Parts, Inc. of Dade,
               Inc. into Southeast Automotive Acquisition Corporation (6)
 10(d)         Articles of Merger, Southeast Automotive Parts of Dade, Inc. into Southeast
               Automotive Acquisition Corporation (6)
 10(e)         Promissory Note of Consulier for $3,000,000 dated April 1, 1990 (5)
 10(f)         Security Agreement between Consulier and Mosler dated April 16, 1990 (5)
 10(g)         Purchase and Sale Agreement between Consulier and Mosler Auto Care Center,
               Inc., regarding sale of automobile business (7)
 10(h)         Promissory Note of Mosler Auto Care Center, Inc., dated March 31, 1990, regarding sale of automobile business (2)
 10(i)         Research and Development Funding Agreement between Mosler Auto Care Center,
               Inc., and Consulier dated April 1, 1990 (3)
 10(j)         Agreement of Merger between Consulier and WBM Engines, Inc., effective
               December 31, 1989 (2)
 10(k)         Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)
 10(m)         Promissory Note of Warren B. Mosler for $2,500,000 dated December 31, 1989 regarding sale of real estate (2)
 10(n)         Mortgage Indenture regarding Bonds and Class B Warrants dated June 30, 1989 (8)

 10(o)         Agreement between Mosler Auto Care Center, Inc., and Consulier dated October
               31, 1993, relinquishing Consulier's option to repurchase the automobile business in exchange for option to purchase U.S. Electricar, Inc. restricted stock at $.50 per share, and for the right to future royalty payments (9)
 10(p)         Royalty Agreement, Covenant Not to Compete and Security Agreement between
               Mosler Auto Care Center, Inc., and U.S. Electricar, Inc., dated October 31, 1993 (9)
 10(q)         Employment Agreement dated May 16, 1994, between George E. Mount and
               Consulier wherein George E. Mount is hired as President and CEO for a term of two years (10)
 11            Statement regarding computation of earnings per share (see page E-4)
 20            Notice of  corporate action regarding election of new directors (4)
 22            List of subsidiaries of Consulier (see page E-5)
 27            Financial Data Schedule  (for SEC use only)
 99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)


-------------------------------------------------------------

1 - Incorporated by reference to Registrant's Registration Statement on Form S-18, effective
         May 25, 1989
2 - Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31,
         1989 and March 31, 1990
3 - Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992
4 - Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 1990
5 - Incorporated by reference to Registrant's Current Report on Form 8-K filed March 1, 1991
6 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1989
7 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1991
8 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1993.
9 - Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.