Form 10QSB
period 1996-03-31
CONSULIER ENGINEERING INC
filed 1996-05-13
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996
                      --------------

Commission file number 0-17756
                       ---------------------------------------------------------

                         Consulier Engineering, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of Small Business Issuer in Its Charter)

           Florida                                            59-2556878
- ---------------------------------                        ---------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

   169 Tequesta Drive - Suite 31E
   Tequesta, FL                                                33469
- ----------------------------------------                    -----------
(Address of Principal Executive Offices)                     (Zip Code)


                                (407) 745-9149
- --------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    -     -

                     APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding for each of the issuer's classes of common equity as of the last practical date:

Common Stock $.01 Par Value - 2,499,495 shares outstanding as of May 9, 1996
- --------------------------------------------------------------------------------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                     INDEX




                                                                                                                     PAGE
                                                                                                                     ----
PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1.  Financial Statements

         Consolidated Balance Sheets -
          March 31, 1996 (Unaudited)
          and December 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statement of Operations -
          three month periods ended March 31,
          1996 and 1995 (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

         Consolidated Statements of Cash Flows -
          three month periods ended March 31, 1996
          and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Notes to Consolidated Financial
         Statements (Unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6


Item 2.  Management's Discussion and Analysis or
                 Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8


PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 4.  Submission of Matters to Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 5.  Other information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10


SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
- ---------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,    December 31,
                   ASSETS                                              1996          1995
- ---------------------------------------------------                 ----------    ------------
CURRENT ASSETS:
  Cash                                                              $  683,465    $  321,920
  Receivables                                                          516,998       600,881
  Receivables - related parties                                        512,349       462,361
  Notes receivable - related parties                                   430,559       430,559
  Inventories  (Note 2)                                                620,655       650,126
  Income taxes                                                             -          55,603
  Other current assets                                                  12,876        19,899
                                                                    ----------    ----------

        TOTAL CURRENT ASSETS                                         2,776,902     2,541,349

Property equipment, net of
    accumulated depreciation of $682,010
    in 1996 and $691,240 in 1995                                       252,006       271,084
Limited partnership investments (Notes 3)                            2,394,181     2,292,403
Notes receivable - related parties                                   1,741,797     1,741,797
Patents and other assets                                                33,902        35,689
                                                                    ----------    ----------

                                                                    $7,198,788    $6,882,322
                                                                    ==========    ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
- ---------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accruals                                     $  173,887    $  172,338
  Income taxes                                                          79,397
  Notes payable - banks                                                  5,788         6,855
                                                                    ----------    ----------

        TOTAL CURRENT LIABILITIES                                      259,072       179,193

  Bonds payable                                                      1,275,000     1,275,000
  Deferred income taxes                                                 14,766        14,766
                                                                    ----------    ----------

        TOTAL LIABILITIES                                            1,548,838     1,468,959
                                                                    ----------    ----------

STOCKHOLDERS' EQUITY:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,033 shares                                        25,620        25,620
  Additional paid-in capital                                         2,881,823     2,881,823
  Retained earnings                                                  2,943,513     2,676,926
                                                                    ----------    ----------

                                                                     5,850,956     5,584,369
  Less treasury stock at cost - 60,316 shares
     in 1996 and 50,316 shares in 1995                                (201,006)     (171,006)
                                                                    ----------    ----------

        TOTAL STOCKHOLDERS' EQUITY                                   5,649,950     5,413,363
                                                                    ----------    ----------

                                                                    $7,198,788    $6,882,322
                                                                    ==========    ==========


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME




                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
                                                                                           1996             1996
                                                                                         --------         --------
REVENUES:
  Net sales                                                                              $797,544         $560,753
  Commission income                                                                           100           17,545
                                                                                         --------         --------

                                                                                          797,644          578,298
                                                                                         --------         --------

OPERATING COSTS AND EXPENSES:
  Costs of goods sold                                                                     522,678          333,181
  Selling, general and administrative                                                     265,668          301,146
  Research and development expense                                                         45,348           87,580
                                                                                         --------         --------

                                                                                          833,694          721,907
                                                                                         --------         --------

  Operating loss                                                                          (36,050)        (143,609)
                                                                                         --------         --------

OTHER INCOME (EXPENSE):
  Investment income - related party                                                       377,797          380,861
  Interest income - related parties                                                        80,572           45,778
  Interest expense - other                                                                (24,733)          (7,802)
  Miscellaneous income                                                                      4,000
                                                                                         --------         --------

                                                                                          437,636          418,837
                                                                                         --------         --------

  Income before income taxes                                                              401,586          275,228
  Income taxes (Notes 1 and 8)                                                            135,000          105,500
                                                                                         --------         --------

  Net income                                                                             $266,586         $169,728
                                                                                         ========         ========

  Net income per share                                                                   $   0.11         $   0.06
                                                                                         ========         ========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         -------------------------
                                                                                           1996            1995
                                                                                         --------       ----------
OPERATING ACTIVITIES:
Net income                                                                               $266,586       $  169,728
Adjustments to reconcile net income to net cash used in operations:
  Depreciation                                                                             19,557           26,281
  Provision for uncollectible accounts                                                        -                999
  Amortization                                                                              3,552            5,386
  Investment income                                                                      (377,797)        (380,861)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables and other current assets                           106,973          (20,010)
    (Increase) decrease in inventories                                                     29,471         (177,556)
    Increase (decrease) in accounts payable and accruals                                    1,549          147,106
    Increase (decrease) in income taxes payable                                           135,000          (59,499)
                                                                                         --------       ----------

NET CASH USED IN OPERATIONS                                                               184,891         (288,426)
                                                                                         --------       ----------

INVESTING ACTIVITIES:
  Property & equipment additions, net of dispositions                                        (479)         (12,795)
  Patent development                                                                         (765)          (1,107)
  Investment in High Risk Fund Ltd. Partnership                                          (100,000)             -
  Distributions from partnership interests                                                358,953          364,901
  Loans to related parties                                                                (49,988)         (40,059)
                                                                                         --------       ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                                 207,721          310,940
                                                                                         --------       ----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                                                        (1,067)         (21,066)
  Early redemption of bonds due in 2004                                                       -                -
  Purchase of stock for the treasury and stock options                                    (30,000)         (17,262)
                                                                                         --------       ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (31,067)         (38,328)
                                                                                         --------       ----------

INCREASE (DECREASE) IN CASH                                                               361,545          (15,814)
CASH, BEGINNING OF PERIOD                                                                 321,920        1,066,146
                                                                                         --------       ----------

CASH, END OF PERIOD                                                                      $683,465       $1,050,332
                                                                                         ========       ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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


NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                                       March 31,    December 31,
                                         1996           1995
                                      ----------    ------------
         Raw materials                 $   6,223      $  46,947
         Work-in-process                  77,447         32,773
         Finished goods                  536,985        570,406
                                       ---------      ---------

                                       $ 620,655      $ 650,126
                                       =========      =========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INVESTMENT

Consulier has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 13 percent of the capital of the partnership at both March 31, 1996 and December 31, 1995. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):


                                            Three Months Ended
                                                 March  31,
                                             1996          1995
                                           ---------------------
Revenues                                   $ 8,560       $ 8,081
Costs and expenses                           3,684         3,188
                                           -------       -------

Net income                                 $ 4,876       $ 4,893
                                           =======       =======

Company's share of net income              $   376       $   381
                                           =======       =======


On February 1, 1996 Consulier invested $100,000 in a second limited partnership, The High Risk Fund. This investment is also accounted for under the equity method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced an excellent first quarter. Consolidated net sales increased 38% to $797,600 from $578,300 in 1995. Consolidated pretax earnings increased $126,400 or 46.9% for the quarter to $401,600, while consolidated net income increased $96,900 or 57.0% from $169,700 to $266,600. This was due to record operating results from the company's Southeast automotive parts wholesale subsidiary, and to reductions of both Selling, General & Administrative expense, and Research & Development expense.

Consolidated General, administrative and sales expenses decreased 11.8% in the first quarter from $301,100 to $265,700. Consolidated Research and Development expense decreased $42,200 or 48.2% to $45,300. Early in February 1996 George Mount, Consulier's President and CEO resigned to pursue other opportunities. Consulier is continuing its efforts to develop in house products and technology, however, spending levels have declined since the departure of Mr. Mount.

Sales of the company's Southeast automotive parts wholesale subsidiary increased 39.1% to $772,987 in the quarter due to improved economic conditions and the continued introduction of new products. Southeast's cost of goods sold increased to 62.7% of net sales in the quarter from 56.2% in the first quarter of 1995. Pretax earnings increased to a record $123,400 for the quarter compared to $100,100 for the prior year quarter. Management expects continued improvement in this business through the balance of the year.

CEI earned $376,000 on its investment in AVM for the quarter, which equates to an annualized return of 65.6%. First quarter 1995 income from AVM was $380,900.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at March 31, 1996 were $2,777,000, a decrease of $235,000 from December 31, 1995. An increase of $363,500 in cash was offset by decreases of $33,800 in accounts receivable, $29,400 in inventories and $55,600 in prepaid taxes. Current liabilities increased $79,900 due to an increase of $79,400 in taxes payable.

     Consulier does not anticipate any material capital additions in 1996. Current cash flow from AVM and Southeast is more than adequate to meet operating requirements. The company may retire additional long term debt during the year.

FUTURE OUTLOOK

Consulier is actively developing its potential products and patented technologies. The company currently is seeking partners to manufacture and/or market products. During 1995, licensing agreements to market the "torque multiplying device" and the "Tiger Tail"(TM) pocket winch were suspended.
These products have been redesigned to satisfy objections of the previous licensee, and conversations have resumed with potential licensees. Development efforts continue on the "Consulier Actuator Motor" and the "Hyper-Roll" ball screw, as well as on an improved intake engine valve which Mr. Mosler has patented and which the Company has a option to purchase at Mosler's cost of development.

Consulier expects continued improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast intends to expand its business through the introduction of new product lines and development of a wider customer base.

Consulier has an option to purchase one million shares of restricted U.S. Electricar ("Electricar") common stock at a price of $.50 per share. CEI is also entitled to receive production royalties on sales of vehicles using the composite monocoque construction technology. No royalties have been received to date. Electricar has entered into a voluntary agreement for the benefit of creditors, and creditor claims for minimum royalties have been filed on Consulier's behalf.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 1996, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 2.  CHANGES IN SECURITIES

During the first quarter of the fiscal year ending December 31, 1996 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the first quarter of the fiscal year ending December 31, 1996 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the first quarter of the fiscal year ending December 31, 1996, the Company did not submit any matters to a vote of security holders.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

       EXHIBIT      DESCRIPTION
       -------      -----------
        11          Statement regarding computation of earnings per share

           27    Financial Data Schedule (for SEC use only)

(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 1996.

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


                                 CONSULIER ENGINEERING, INC.
                                 ---------------------------

                                        (Registrant)




                                     /s/ Thomas G. Weber
                                 ---------------------------

Date:  May 9, 1996                      Thomas G. Weber
                                         Vice President
                                       Secretary/Treasurer
                                     Chief Financial Officer