Form 10QSB
period 1996-06-30
CONSULIER ENGINEERING INC
filed 1996-08-12
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 1996
                      -------------

Commission file number 0-17756
                       ---------------------------------------------------------

                         Consulier Engineering, Inc.
- --------------------------------------------------------------------------------
             (Exact Name of Small Business Issuer in Its Charter)

               Florida                                59-2556878
- ---------------------------------------------  ---------------------------------
  (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


   169 Tequesta Drive - Suite 31E
   Tequesta, FL                                         33469
- ----------------------------------------            --------------
(Address of Principal Executive Offices)              (Zip Code)


                                 (561) 745-9149
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Common Stock $.01 Par Value - 2,499,495 shares outstanding  as of August 9,
1996

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION
- ------------------------------

                                                                             PAGE
                                                                             ----
Item 1.  Financial Statements

    Consolidated Balance Sheets -
     June 30, 1996 (Unaudited)
     and December 31, 1995 . . . . . . . . . . .  . . . . . . . . . . . . .     3

    Consolidated Statements of Operations -
     three and six month periods ended June 30,
     1996 and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .     4

    Consolidated Statements of Cash Flows -
     six month periods ended June 30, 1996
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



PART II.  OTHER INFORMATION
- ---------------------------

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . .    10

Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . . . . . . .    10

Item 4.  Submission of Matters to Vote of Security
          Holders  . . . . . . . . . .  . . . . . . . . . . . . . . . . . .    10

Item 5.  Other information  . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .    10

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
- ---------

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 June 30,          December 31,
                  ASSETS                                          1996                1995
                                                               (Unaudited)
- -----------------------------------------------------         -------------       --------------
Current assets:
  Cash                                                        $   425,777         $   321,920
  Receivables                                                     792,392             600,881
  Receivables - related parties                                   562,809             462,361
  Notes receivable - related parties                              430,559             430,559
  Inventories (Note 2)                                          1,194,062             650,126
  Income taxes                                                    -                    55,603
  Other current assets                                              7,798              19,899
                                                              -------------       --------------
        Total current assets                                    3,413,397           2,541,349

Property and equipment, net of
    accumulated depreciation of $700,962
    in 1996 and $691,240 in 1995                                  237,269             271,084
Limited partnership interest (Note 3)                           2,405,160           2,292,403
Notes receivable - related parties                              1,741,798           1,741,797
Patents and other assets                                           28,566              35,689
                                                              -------------       --------------
                                                              $ 7,826,190         $ 6,882,322
   LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------

Current liabilities:
  Accounts payable and accruals                               $   259,186         $   172,338
  Income taxes                                                     89,172             -
  Notes payable - related parties                                 275,000             -
  Notes payable - banks                                             4,722               6,855
                                                              -------------       --------------
        Total current liabilities                                 628,080             179,193

  Bonds payable                                                 1,275,000           1,275,000
  Deferred income taxes                                            14,766              14,766
                                                              -------------       --------------
        Total liabilities                                       1,917,846           1,468,959
                                                              -------------       --------------

Stockholders' equity:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,033 shares                                   25,620              25,620
  Additional paid-in capital                                    2,881,823           2,881,823
  Retained earnings                                             3,208,851           2,676,926
                                                              -------------       --------------
                                                                6,116,294           5,584,369
  Less treasury stock at cost - 62,538 shares
     in 1996 and 50,316 shares in 1995                           (207,950)           (171,006)
                                                              -------------       --------------
        Total stockholders' equity                              5,908,344           5,413,363
                                                              -------------       --------------
                                                              $ 7,826,190         $ 6,882,322
                                                              =============       ==============


         See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED




                                                Three Months Ended          Six Months Ended
                                                      June 30,                  June 30,
                                              ----------------------      ----------------------
                                                 1996         1995            1996       1995
                                              ----------  ----------      ----------  ----------
REVENUES:
  Net sales                                   $1,056,911   $  735,721      $1,854,455  $1,296,474
  Commission income                                 $915        -               1,015      17,545
                                              ----------   ----------      ----------  ----------
                                               1,057,826      735,721       1,855,470   1,314,019
                                              ----------   ----------      ----------  ----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold                             651,284      461,413       1,173,962     794,594
  Selling, general and
    administrative                               304,010      278,709         569,678     579,855
Research and development expense                  45,116       89,630          90,464     177,210

                                               1,000,410      829,752       1,834,104   1,551,659
                                              ----------   ----------      ----------  ----------
    Operating income (loss)                      57,416       (94,031)         21,366    (237,640)
                                              ----------   ----------      ----------  ----------
OTHER INCOME (EXPENSE):
 Investment income - related party               347,562      545,372         725,359     926,233
 Interest income - related parties                85,866      121,591         166,438     167,369
 Interest expense - other                        (24,731)     (79,685)        (49,464)    (87,487)
 Other income                                      -            1,973           4,000       1,973
                                              ----------   ----------      ----------  ----------
                                                 408,697      589,251         846,333   1,008,088
                                              ----------   ----------      ----------  ----------

Income before income taxes                       466,113      495,220         867,699     770,448
Income taxes                                     200,775      185,500         335,775     291,000
                                              ----------   ----------      ----------  ----------

Net income                                    $  265,338   $  309,720      $  531,924  $  479,448
                                              ==========   ==========      ==========  ==========


Net income per share                          $     0.11   $     0.12      $     0.21  $     0.18
                                              ==========   ==========      ==========  ==========





          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED

                                                                     Six Months Ended
                                                                          June 30,
                                                                 ------------------------
                                                                     1996         1995
                                                                 -----------   ----------
OPERATING ACTIVITIES:
Net Income                                                       $   531,924   $  479,448
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                        37,027       46,475
  Provision for uncollectible accounts                               -              5,999
  Amortization                                                         7,123       11,526
  Investment income - related party                                 (725,359)    (926,233)
  Changes in operating assets and liabilities:
   (Increase) decrease in receivables and other current             (310,735)    (106,086)
   (Increase) decrease in inventories                               (543,936)    (143,130)
   Increase (decrease) in accounts payable
      and accruals                                                    86,848      (19,828)
   Increase (decrease) in income taxes payable                       335,775      (54,500)
                                                                 -----------   ----------
NET USED IN OPERATIONS                                              (581,333)    (706,329)
                                                                 -----------   ----------
INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions               (3,212)     (23,267)
  Investment in The High Risk Opportunities Fund L.P.               (100,000)     -
  Patent development                                                 -            (14,873)
  Distributions from partnership interest                            602,467      852,967
  Loans to related parties                                           (49,988)     -
                                                                 -----------   ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            449,267      814,827
                                                                 -----------   ----------
FINANCING ACTIVITIES:
  Repayment of bank and other loans                                   (2,133)     (40,151)
  Early redemption of bonds due in 2004                              -           (300,000)
  Borrowings from related parties                                    275,000      -
  Purchase of stock for the treasury and stock options               (36,944)     (17,263)
                                                                 -----------   ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  235,923     (357,414)
                                                                 -----------   ----------
INCREASE (DECREASE) IN CASH                                          103,857     (248,916)
CASH, BEGINNING OF PERIOD                                            321,920    1,066,146
                                                                 -----------   ----------
CASH, END OF PERIOD                                              $   425,777   $  817,230
                                                                 ===========   ==========




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



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                                        June 30,        December 31,
                                          1996              1995
                                      ------------      ------------
        Raw materials                 $     10,501      $     46,947
        Work-in-process                    104,274            32,773
        Finished goods                   1,079,287           570,406
                                      ------------      ------------
                                      $  1,194,062      $    650,126
                                      ============      ============

                                  (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INVESTMENT

Consulier has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 13 percent of the capital of the partnership at both June 30, 1996 and June 30, 1995. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):


                       Three Months Ended   Six Months Ended
                            June 30,             June 30,
                         1996     1995        1996      1995
                         -------------        --------------
Revenues               $ 9,146  $ 9,416     $17,706   $17,497
Costs and expenses       4,673    2,826       8,357     6,014
                       -------  -------     -------   -------
Net income             $ 4,473  $ 6,590     $ 9,349   $11,483
                       =======  =======     =======   =======

Company's share of
    net income         $   337  $   545     $   713   $   926
                       =======  =======     =======   =======



On February 1, 1996 Consulier invested $100,000 in a second limited partnership, The High Risk Opportunities Fund L.P. This investment is also accounted for under the equity method. As of June 30, 1996 the Consulier investment in this partnership was valued at $112,757 with earnings for the second quarter of $10,980.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced an increase in revenues of 41% for the first half of 1996, reflecting growth in its subsidiary Southeast Automotive. Net income increased 11% to $531,924 from $479,448 the prior year while pre-tax income increased 13% to $867,699.

Net income for the second quarter of 1996 decreased 14% to 265,338 from $309,720 in 1995. This was due to a decrease in return on the company's investment in Adams, Viner & Mosler, Ltd., ("AVM"), a government bond dealer. Consulier earned $337,000 on its investment in AVM for the quarter, which equates to an annualized return of 59%. Second quarter 1995 income from AVM was 545,000, a return of 95%. Consolidated net sales increased 44% in the second quarter of 1996 relative to the second quarter of 1995.

Consolidated General, administrative and sales expenses increased 9% in the second quarter from $278,709 to $304,010. The Company's subsidiary Southeast Automotive is introducing a new product ("CRA-Z Soap") in the Miami market. Additional warehouse rental space was added and staff hired.

Six month sales have increased $557,981 over the prior period. Sales result primarily from the Company's Southeast Automotive wholesale subsidiary. Southeast's sales have increased due to improved economic conditions and the continued introduction of new products. Southeast's pretax earnings for the first six months of 1996 increased to $326,325 compared to $231,100 for the first six months of 1995. Management expects continued improvement in this business throughout 1996.


For the six months, Consulier earned $713,000 on its investment in AVM, an annualized return of 62% compared to $926,000 last year, which was a return of 81%.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at June 30, 1996 were $3,413,397, an increase of $872,048 from December 31, 1995. An increase of $103,857 in cash, $543,936 in inventory and $291,959 in receivables were the reasons for the increase. Current liabilities increased $448,887 due to an increase in accounts payable, notes payable and income taxes.

Consulier does not anticipate any material capital additions in 1996. Current cash flow from AVM and Southeast is more than adequate to meet operating requirements. Management believes the Company has sufficient cash to fund current operations.

FUTURE OUTLOOK

Consulier is actively developing its potential products and patented technologies. The company currently is seeking partners to manufacture and/or market products. During 1995, licensing agreements to market the "torque multiplying device" and the "Tiger Tail"(TM) pocket winch were suspended.
These products have been redesigned to satisfy objections of the previous licensee, and conversations have resumed with potential licensees. Development efforts continue on the "Hyper-Roll" ball screw, as well as on an improved intake engine valve which Mr. Mosler has patented and which the Company has a option to purchase at Mosler's cost of development.

Consulier expects continued improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast Automotive has entered into an agreement with Masters Marketing & Development, Inc. of Sarasota, Florida wherein Southeast will receive a royalty of 3.5% of the gross sales of CRA-Z Soap. Southeast intends to expand its business through the introduction of new product lines and development of a wider customer base. CRA-Z Soap hand cleaner is the next generation in hand cleaners. It is a unique, heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to all other hand cleaners.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1996, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of the fiscal year ending December 31, 1996 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the second quarter of the fiscal year ending December 31, 1996 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the second quarter of the fiscal year ending December 31, 1996, the Company did not submit any matters to a vote of security holders.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT              DESCRIPTION
     -------              -----------
       11                 Statement regarding computation of earnings per share

       27                 Financial Data Schedule (for SEC use only)

(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 1996.

SIGNATURE


In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CONSULIER ENGINEERING, INC.
                                     ---------------------------
                                           (Registrant)




                                       /s/ Ralph D. Butler
                                     -------------------------

Date:  August 9, 1996                      Ralph D. Butler
                                         Secretary/Treasurer
                                       Chief Financial Officer