Form 10QSB
period 1996-09-30
CONSULIER ENGINEERING INC
filed 1996-11-14
CIK 846718

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-QSB


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996
                      ------------------

Commission file number 0-17756
                       -------------------------------------------------------

                       Consulier Engineering, Inc.
------------------------------------------------------------------------------
          (Exact Name of Small Business Issuer in Its Charter)

          Florida                                   59-2556878
---------------------------------         ------------------------------------
(State or Other Jurisdiction of                   (I.R.S. Employer
  Incorporation or Organization)                   Identification No.)

  169 Tequesta Drive - Suite 31E
  Tequesta, FL                                          33469
---------------------------------------             --------------
(Address of Principal Executive Offices)              (Zip Code)

                          (561) 745-9149
------------------------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

             Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding for each of the issuer's classes of common equity as of the last practical date:

Common Stock $.01 Par Value - 2,499,495 shares outstanding  as of November 11,
1996

                    CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                    INDEX


PART I.  FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----
Item 1.  Financial Statements

       Consolidated Balance Sheets -
         September 30, 1996 (Unaudited)
         and December 31, 1995 . . . . . . . . . . . . . . . . . .  3

       Consolidated Statements of Operations -
         three and nine month periods ended September 30,
         1996 and 1995 (Unaudited) . . . . . . . . . . . . . . . .  4

       Consolidated Statements of Cash Flows -
         nine month periods ended September 30, 1996
         and 1995 (Unaudited)  . . . . . . . . . . . . . . . . . .  5

       Notes to Consolidated Financial
         Statements (Unaudited)  . . . . . . . . . . . . . . . . .  6


Item 2.  Management's Discussion and Analysis or
         Plan of Operation . . . . . . . . . . . . . . . . . . . .  8



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 10

Item 2.  Changes in Securities  . . . . .. . . . . . . . . . . . . 10

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . 10

Item 4.  Submission of Matters to Vote of Security
          Holders  . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 5.  Other information . . . . . . . . . . . . . . . . . . . . 10

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . 10


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,  DECEMBER 31,
                       ASSETS                                     1996           1995
-------------------------------------------------------        -----------    -----------
                                                               (UNAUDITED)
CURRENT ASSETS:
  Cash                                                         $   419,592    $   321,920
  Receivables                                                      886,620        600,881
  Receivables - related parties                                    615,153        462,361
  Notes receivable - related parties                               430,559        430,559
  Inventories  (Note 2)                                          1,805,060        650,126
  Income taxes                                                        --           55,603
  Other current assets                                               9,398         19,899
                                                               -----------    -----------

        TOTAL CURRENT ASSETS                                     4,166,382      2,541,349

Property and equipment, net of
    accumulated depreciation of $734,427
    in 1996 and $691,240 in 1995                                   246,984        271,084
Limited partnership interest (Note 3)                            2,410,188      2,292,403
Notes receivable - related parties                               1,741,798      1,741,797
Patents and other assets                                            25,089         35,689
                                                               -----------    -----------

                                                               $ 8,590,441    $ 6,882,322
                                                               ===========    ===========


   LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accruals                                $   291,324    $   172,338
  Income taxes                                                      87,038           --
  Notes payable - related parties                                  575,000           --
  Notes payable - banks                                              3,656          6,855
                                                               -----------    -----------

        TOTAL CURRENT LIABILITIES                                  957,018        179,193

  Bonds payable                                                  1,275,000      1,275,000
  Deferred income taxes                                             14,766         14,766
                                                               -----------    -----------

        TOTAL LIABILITIES                                        2,246,784      1,468,959
                                                               -----------    -----------


Stockholders' equity:
  Common stock - par value $.01; shares
    authorized 5,000,000, issued and
    outstanding 2,562,033 shares                                    25,620         25,620
  Additional paid-in capital                                     2,881,823      2,881,823
  Retained earnings                                              3,644,164      2,676,926
                                                               -----------    -----------

                                                                 6,551,607      5,584,369
  Less treasury stock at cost - 62,538 shares
     in 1996 and 50,316 shares in 1995                            (207,950)      (171,006)
                                                               -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                               6,343,657      5,413,363
                                                               -----------    -----------

                                                               $ 8,590,441    $ 6,882,322
                                                               ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED




                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                      ---------------------------     ---------------------------
                                         1996            1995            1996            1995
                                      -----------     -----------     -----------     -----------
REVENUES:
  Net sales                           $   864,564     $   578,461     $ 2,719,019     $ 1,874,935
  Commission income                          --                89           1,015          17,634
                                      -----------     -----------     -----------     -----------

                                          864,564         578,550       2,720,034       1,892,569
                                      -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                      588,061         385,967       1,762,023       1,180,561
  Selling, general and
    administrative                        366,418         283,129         936,096         862,984
Research and development expense           37,927          59,441         128,391         236,651
                                      -----------     -----------     -----------     -----------

                                          992,406         728,537       2,826,510       2,280,196
                                      -----------     -----------     -----------     -----------

    Operating (loss)                     (127,842)       (149,987)       (106,476)       (387,627)
                                      -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE):
 Investment income - related party        752,022         481,739       1,477,381       1,407,972
 Interest income - related parties         72,215          85,191         238,653         254,533
 Interest expense - other                 (25,004)        (38,813)        (74,468)       (126,300)
 Other income                              11,788            --            15,788            --
                                      -----------     -----------     -----------     -----------

                                          811,021         528,117       1,657,354       1,536,205
                                      -----------     -----------     -----------     -----------


Income before income taxes                683,179         378,130       1,550,878       1,148,578
Income taxes                              247,866         160,000         583,641         451,000
                                      -----------     -----------     -----------     -----------

Net income                            $   435,313     $   218,130     $   967,237     $   697,578
                                      ===========     ===========     ===========     ===========


Net income per share                  $      0.17     $      0.08     $      0.38     $      0.26
                                      ===========     ===========     ===========     ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      ---------------------------
                                                                         1996            1995
                                                                      -----------     -----------
OPERATING ACTIVITIES:
Net Income                                                            $   967,237     $   697,578
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                             71,976          69,842
  Provision for uncollectible accounts                                       --             5,999
  Amortization                                                             10,599          17,401
  Investment income - related party                                    (1,477,381)     (1,407,972)
  Changes in operating assets and liabilities:
   (Increase) decrease in receivables and other current assets             34,421        (118,845)
   (Increase) decrease in inventories                                  (1,154,934)       (193,331)
   Increase (decrease) in accounts payable
      and accruals                                                        118,986          30,725
   Increase (decrease) in income taxes payable                            142,641         (38,086)
                                                                      -----------     -----------

NET USED IN OPERATIONS                                                 (1,286,455)       (936,689)
                                                                      -----------     -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                   (47,876)        (49,520)
  Investment in The High Risk Opportunities Fund L.P.                    (117,785)           --
  Patent development                                                         --           (23,320)
  Distributions from partnership interest                               1,167,725       1,388,921
  Loans to related parties                                               (152,794)       (125,992)
                                                                      -----------     -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                 849,270       1,190,089
                                                                      -----------     -----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                                        (3,199)        (40,920)
  Early redemption of bonds due in 2004                                      --          (700,000)
  Borrowings from related parties                                         575,000            --
  Purchase of stock for the treasury and stock options                    (36,944)        (38,867)
                                                                      -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       534,857        (779,787)
                                                                      -----------     -----------

INCREASE (DECREASE) IN CASH                                                97,672        (526,387)
CASH, BEGINNING OF PERIOD                                                 321,920       1,066,146
                                                                      -----------     -----------

CASH, END OF PERIOD                                                   $   419,592     $   539,759
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


NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                             September 30,    December 31,
                                 1996           1995
                             -------------    ------------

 Raw materials                $    10,501      $  46,947
 Work-in-process                   79,369         32,773
 Finished goods                 1,715,190        570,406
                              -----------      ---------

                              $ 1,805,060      $ 650,126
                              ===========      =========

                                (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INVESTMENT

Consulier has a limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM") representing approximately 12 percent of the capital of the partnership at September 30, 1996 and 13 percent at September 30, 1995. This investment is accounted for under the equity method. The following summarizes the operations of AVM (in thousands):


                        Three Months Ended   Nine Months Ended
                           September 30,         September 30,
                         1996       1995       1996        1995
                        ------------------   --------------------

Revenues                $ 14,987  $  9,239     $ 32,694   $ 26,736
Costs and expenses         5,126     3,092       13,483      9,106
                        --------  --------     --------   --------


Net income              $  9,861  $  6,147     $ 19,211   $ 17,630
                        ========  ========     ========   ========


Company's share of
         net income     $    747  $    482     $  1,460   $  1,408
                        ========  ========     ========   ========



On February 1, 1996 Consulier invested $100,000 in a second limited partnership, The High Risk Opportunities Fund L.P. This investment is also accounted for under the equity method. As of September 30, 1996 the Consulier investment in this partnership was valued at $117,785 with earnings for the third quarter of $5,027.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced an increase in revenues of 44% for the nine months of 1996, reflecting growth in its subsidiary Southeast Automotive. Net income increased 39% to $967,237 in the nine months of 1996 from $697,578 in 1995 while pre-tax income increased 35% to $1,550,878.

Net income for the third quarter of 1996 increased 99.6% to $435,313 from $218,130 in 1995. This was due primarily to an increase in return on the company's investment in Adams, Viner & Mosler, Ltd., ("AVM"), a government bond dealer. Consulier earned $746,994 on its investment in AVM for the quarter, which equates to an annualized return of 130%. Third quarter 1995 income from AVM was $481,739, a return of 84%.

Consolidated General, administrative and sales expenses increased 29% in the third quarter from $283,129 to $366,418. The Company's subsidiary Southeast Automotive is introducing a new product ("CRA-Z Soap") in the National market. Additional warehouse rental space was added and staff hired. Also, printing of promotional materials and advertising in national publications increased in the third quarter.

Nine month sales of subsidiary, Southeast Automotive, have increased 46% to $2,687,000. The increase is due to improved economic conditions and the continued introduction of new products. Nine months pretax earnings have increased 11% to $329,000 at Southeast.


For the nine months, Consulier earned $1,459,595 on its investment in AVM, an annualized return of 85% compared to $1,407,972 last year, which was a return of 82%.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at September 30, 1996 were $4,166,382, an increase of $1,625,033 from December 31, 1995. An increase of $97,672 in cash, $1,154,934 in inventory and $438,531 in receivables were the reasons for the increase. Current liabilities increased $777,825 due to an increase in accounts payable, notes payable and income taxes.

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

Consulier expects continued improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast Automotive has entered into an agreement with Masters Marketing & Development, Inc. of Sarasota, Florida wherein Southeast will receive a royalty of 3.5% of net sales of CRA-Z Soap. Southeast intends to expand its business through the introduction of new product lines and development of a wider customer base. CRA-Z Soap hand cleaner is the next generation in hand cleaners. It is a unique, heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to all other hand cleaners.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1996, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of the fiscal year ending December 31, 1996 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of the fiscal year ending December 31, 1996 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the third quarter of the fiscal year ending December 31, 1996, the Company did not submit any matters to a vote of security holders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT        DESCRIPTION
     -------        -----------

       11           Statement regarding computation of
                    earnings per share

       27           Financial Data Schedule (for SEC use only)

(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 1996.




SIGNATURE


In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSULIER ENGINEERING, INC.
                                       ---------------------------

                                              (Registrant)




                                        /s/ Ralph D. Butler
                                        --------------------------

Date:  November 11, 1996                    Ralph D. Butler
                                         Secretary/Treasurer
                                       Chief Financial Officer