Form 10KSB
period 1996-12-31
CONSULIER ENGINEERING INC
filed 1997-04-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

For the fiscal year ended December 31, 1996


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the transition period from           to
                                            ---------    ----------

                         Commission file number 0-17756

                           Consulier Engineering, Inc.
  -------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                Florida                                  59-2556878
-------------------------------------    --------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       169 Tequesta Drive, Suite 31E
       Tequesta, FL                                    33469
---------------------------------------- --------------------------------------
 (Address of Principal Executive Offices)           (Zip Code)

                                 (561) 745-9149
   ------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class           Name of each exchange on which registered
-------------------------       ---------------------------------------------
          None                                   None

         Securities registered under section 12(g) of the Exchange Act:

                      Common Stock and Redeemable Warrants
                      ------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the fiscal year ended December 31, 1996 totaled $3,523,793.

As of March 20, 1997, there were 2,499,495 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 20, 1997 based on the average bid and asked price of such date was $2,189,097.

                           Consulier Engineering, Inc.

                         1996 Form 10-KSB Annual Report

                                Table of Contents

                                      PART I                           Page
                                      ------                           ----

Item 1.    Description of Business .   .   .   .   .   .   .   .   .     3

Item 2.    Description of Property .   .   .   .   .   .   .   .   .    10

Item 3.    Legal Proceedings   .   .   .   .   .   .   .   .   .   .    11

Item 4.    Submission of Matters to a Vote of
           Security Holders.   .   .   .   .   .   .   .   .   .   .    11


                                     PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters .   .   .   .   .   .   .   .   .   .    12

Item 6.    Management's Discussion and Analysis or Plan
           of Operation    .   .   .   .   .   .   .   .   .   .   .    12

Item 7.    Financial Statements.   .   .   .   .   .   .   .   .   .    15

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure     .   .   .   .   .    15


                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons;  Compliance With Section 16(a)
           of the Exchange Act     .   .   .   .   .   .   .   .   .    16

Item 10.   Executive Compensation  .   .   .   .   .   .   .   .   .    17

Item 11.   Security Ownership of Certain Beneficial Owners
           and Management  .   .   .   .   .   .   .   .   .   .   .    18

Item 12.   Certain Relationships and Related Transactions  .   .   .    20

Item 13.   Exhibits and Reports on Form 8-K    .   .   .   .   .   .    21

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

From inception until March 31, 1990, Consulier was engaged in research and development and manufacturing activities relating to a high performance sports car, the Consulier GTP. These operations were not profitable. In April 1990, Consulier sold this business at net book value to Mosler Auto Care Center, Inc. ("MACC"), a corporation wholly owned by Warren B. Mosler ("Mosler"), Consulier's Chairman and majority stockholder. Consulier retained the right to repurchase this business at fair value for a five year period. On October 31, 1993, MACC sold the business for restricted stock and production royalty rights. In exchange for waiving its repurchase option, Consulier was granted an option to purchase the restricted stock, and receive all royalty payments (see "Description of Business Segments" "Discontinued Automobile Manufacturing Segment").

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM, and is a general partner of AVM Associates, the general partner of AVM.

Consulier acquired Southeast Automotive Parts, Inc. of Dade ("Southeast Automotive") on April 1, 1991 through a merger of Southeast Automotive into Southeast Automotive Acquisition Corporation ("Southeast"). Prior to this acquisition, Southeast Automotive was 50% owned by Mosler.


DESCRIPTION OF BUSINESS SEGMENTS

(1)    AUTOMOTIVE AND TRUCK PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research and development, manufacturing and distribution to the automotive and truck wholesale markets.

PRODUCTS

Southeast's primary products are transmission, engine and torque strut mounts. The Company sells approximately two hundred different after-market mounts for domestic and imported vehicles. Twenty new products were developed in 1996, and an additional twenty to thirty new products are planned for development in 1997. Development efforts are directed towards developing mount or strut products which replace two or more original equipment products. For example, the Southeast 2000 mount replaces nine existing General Motors' mounts used in eighty-five percent of GM's rear wheel drive vehicles produced from 1954 to 1994.

Other products include over one hundred sixty automotive flywheels and flexplates, specialty tools and bushings for transmission repair, automotive springs, speedometer gears, accelerator detente and clutch cables, linkage parts, thrust washers, electrical connector plugs and sensor switches, specialty machine shop products and over seventy plastic parts related to transmissions. Southeast is also developing foreign flywheel applications, and is beginning to manufacture aluminum parts for transmission and other automotive applications using three and four axis CNC machining.

Mounts are imported from one primary source and are manufactured to Southeast's specifications, which meet or exceed original equipment specifications. Due to shipping schedules, Southeast attempts to maintain a three months supply of mounts in inventory to fully service customers.

Flywheels are purchased from American sources, and, therefore, quantities held in inventory are maintained at minimum levels. The specialty tools for transmission repair are manufactured by Southeast at its Miami facilities. Other products are purchased from a variety of domestic and foreign sources, or are manufactured by Southeast.

Southeast Automotive is currently a distributor of CRA-Z Soap Hand Cleaner. CRA-Z Soap is the next generation in hand cleaners. It is a unique heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to all other hand cleaners. The Company marketing effort will be to target mechanics, spray painters, shop personnel, printers, and all other craftsmen.

Southeast's mount supplier increased prices by approximately 10% early in 1995. This represents the first such price increase in seven years. Other prices have remained fairly constant during 1996 and management does not anticipate any other significant price increases in 1997.


SALES AND MARKETING

Automotive parts are distributed primarily to specialty transmission parts distributors located throughout the United States and in several foreign countries. Southeast competes with other importer/distributors and original equipment manufacturers and estimates that it has approximately 40% of the automatic transmission mount after-market and 3-5% of the general automotive mount market.

In the sale of its automotive parts products, Southeast competes with a number of other automotive after-market suppliers, many of which are larger than Southeast in terms of sales, financial resources, product development facilities and channels of distribution. The sale of automotive parts is extremely competitive, with prices and warranty provisions comparable throughout the industry. Management believes it can compete profitably in various product niches. As of March 1, 1997, Southeast had approximately $161,000 in sales backlog. Southeast completed the development of a new 120 page mount catalog for distributors in March 1995 which was updated in 1996. Distributors are now able to provide this catalog to their customers under their own name. Part numbers have been simplified and to the extent possible made generic.

RESEARCH AND DEVELOPMENT EXPENDITURES

Product development costs for Southeast's transmission mounts are being funded primarily by the supplier. Approximately $30,000 per year is spent on tooling for plastic parts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has fifteen employees. Four employees are involved in manufacturing, two in shipping and receiving, and nine in marketing and administration.


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

AVM, a broker/dealer in U.S. Government securities formed in October 1983, is an Illinois limited partnership located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as a Futures Commission Merchant (FCM) and conducts its FCM business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 60 people in addition to the three general partners of its general partner. Mosler is one of the founders of AVM and is a general partner of the general partner of AVM.

As of December 31, 1996 and 1995, Consulier's limited partnership interest represents approximately 10% and 13% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 7% of AVM's earnings during 1996, and 8% of earnings during 1995.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon thirty days written notice. AVM's general partner may also cause withdrawal of Consulier from the partnership, with 30 day written notice, through payment of the balance of Consulier's capital account.

In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., a limited partnership formed to invest in an unrestricted range of financial instruments.

(3)    CORPORATE SEGMENT

GENERAL

Consulier's Corporate segment includes Corporate management and finance activities as well as a developing engineering products business and a small leasing business. It formerly included a high performance engine repair and overhaul business which was discontinued in March 1994.

CORPORATE EMPLOYEES

As of December 31, 1996, the Corporate segment of Consulier's business has five employees engaged in marketing, engineering, management and finance activities, and three engineers with specialized areas of expertise retained for different engineering projects on a consulting basis.

(3)A ENGINEERING PRODUCTS

BACKGROUND

Most of Consulier's patents and engineering technology were developed by a former employee, James Shaffer, who left the Company in September 1992. In May 1994, Consulier hired George E. Mount as President and Chief Executive Officer to develop a program to bring to market products based on this and other technology. After directing Consulier's development programs for a year and a half, Mr. Mount resigned his position at Consulier in February 1996 to pursue other opportunities. At that time Charles E. Spaeth was appointed acting President and CEO, a position he continues to hold.

Consulier's main business focus has been and will continue to be development and sale of its own patented ideas and concepts, mostly in the area of applications of devices with epicyclic or nutating motion. Additionally, Consulier will continue, for special projects which offer synergism with our mainline interests, providing consulting engineering support.

STAGE OF DEVELOPMENT

As of December 31, 1996, the engineering product segment of Consulier has been engaged in research and development of a variety of automotive and industrial products. Eleven U.S. Patent Letters and/or Notice of Allowance of Patent had been and are currently being supported. As many as twenty other products and concepts were considered in the last several years, some requiring market analysis and/or preliminary patent investigation activities. In 1996, an analysis was made of the active patents to determine if funding should be allocated to continue their development or even merit continued payment of support fees. It was decided that no new development activity of any of these patents would be undertaken at this time. Several patents will not receive continued maintenance payments due to our evaluation including the original "winch apparatus" patent.

Development activity previously underway on the following three patents will continue at some level in 1997.

1) Lug-Remov-R(TM) - a torque multiplying device configured to remove automotive wheel lugs.
2) Hyperoll(TM) ballscrew - a unique modular ball screw without the need for a ball return tube with potential for low cost, low radial profile, high speed applications with low load requirements.
3) TigerTail(TM) winch - a unique winch utilizing the torque multiplying device for its mechanical advantage.

Management hopes that these and other Consulier patents can be developed into product lines which will deliver significant returns to Consulier and its investors.

Research and development costs related to new products are expensed as incurred. However, patent costs are capitalized and amortized over five years. No new patents were issued to Consulier in 1996. Only maintenance and patent search fees were expensed.

Consulier incurred direct research and development costs, including product development and patent amortization, totaling $163,383 in 1996 and $317,061 in 1995.

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

Consulier has developed a torque multiplying device, configured as a low cost, compact tool for use in loosening automotive lug nuts. Dubbed the Lug-Remov-R(TM), this consumer oriented tool is designed to fit a variety of lug nut and wheel sizes, and is small enough to hold in one hand.

During tests the device has loosened a lug nut tightened to 150 foot-pounds (which most individuals could not remove with a standard lug wrench). This tool multiplies one's strength by an a 8-to-1 torque ratio. In 1993, a licensing agreement was signed with Florida Pneumatic Manufacturing Corporation of Jupiter, Florida. This agreement was suspended in April, 1995.

In 1996 Consulier refined its Lug-Remov-R(TM) design in an effort to reduce product cost and complexity and improve its appearance. The new Lug-Remov-R(TM) design is more streamlined, has reduced part count and was designed for manufacture with gearing made of powder metallurgy technology. Manufacturing cost estimates for the new design show that the Lug-Remov-R(TM) could be made in quantity for $25.00 per unit or less. Other than to manufacture a reaction arm for the prototype Lug-Remov-R(TM), updating the prototype to look similar to the new design configuration, no other development work was conducted on the Lug-Remov-R(TM).

The design of the TigerTail(TM) winch closely parallels the torque multiplying device in that it employs the same mechanical epicyclic gear technology. The winch is small enough to fit in a standard sized tool box, and is designed to lift in excess of 500 pounds with a 4-to-1 safety factor. In 1993 a licensing agreement was also signed with Florida Pneumatic. This agreement was also suspended in 1995. In 1996 the winch was completely redesigned in a departure from the concept shown in the "winch apparatus" patent. The new winch design is simpler, has fewer parts and was made with consideration to manufacture with low-cost powder metallurgy processes. Preliminary testing indicates that mechanical advantage exceeds 10-to-1 as expected but has uncovered some durability issues which must be resolved in continued development planned for 1997.

Consulier's Hyperoll(TM) ballscrew utilizes a unique ball circulating system with no return tubes or jogs in the nut raceways. The balls move inside a planar, closed circular course directly on the thread surfaces and can, therefore, be manufactured and applied as modules. Hyperoll(TM), therefore, has potential for a high-speed, efficient and durable product manufactured at a low cost. The ballscrew should have many industrial applications, particularly in the area of high speed linear control. In 1996 activity in this area included analytic work and design verification of a computer based software program for design analysis and design of Hyperoll(TM) ballscrews. Design verification included manufacture and analysis of a brass ballscrew prototype of a size for possible use in a current automotive ABS braking system.

Note: The Hyperoll(TM) ballscrew computer based analytical design and analysis program is considered a trade secret of Consulier Engineering, Inc., so no discussion of it is included.

In March 1995, Consulier received a Notice of Allowance of Patent from the U.S. patent office for the "Consulier Actuator Motor". This potential product is a variable speed, variable torque, electric actuator with electronic control which can be used in many applications. The motor can be locked in less than one degree increments with reduced current draw and without the oscillation (spring effect) inherent in existing stepper motors. This design potentially eliminated the need for gear reducers, brakes, clutches and anti back-drive units. Applications for this product included electric motor power steering, industrial controls and positioning equipment. Work to develop an improved controller and evaluate a prototype of the motor was conducted in late 1995 and early 1996. Speed was improved but efficiency and torque capability continued to be major development issues which would have required major development funding to overcome. A cursory market analysis hints that market potential may be there for some applications, however, no firm applications were identified for the motor. Work in this product area has been abandoned.


ENGINEERING PRODUCTS SALES AND MARKETING ACTIVITIES

Sales and marketing activities of the engineering products are currently performed by one employee. This year tool companies were approached, nationwide, in an attempt to develop a cooperative business arrangement for the Lug-Remov-R(TM). While some interest was developed with several companies including the Danaher Tool Group, this effort was generally unsuccessful. Based on a $25.00 manufacturing cost, price projections show Lug-Remov-R(TM) retail price would be in the $69.95 to $79.95 range. Unfortunately, this puts it in a losing competition with low cost 12 volt impact wrenches and other competitive alternative devices now available. The niche market for the Lug-Remov-R(TM) is fragile at best, primarily including "do-it-yourselfer's" operating off-the-road vehicles, recreational vehicles and ranch and farm equipment. Widespread cellular telephone networking to contact roadside services like AAA and recently introduced competitive products have made sale or licensing of patent rights unlikely. Likewise, proceeding with additional development of the Lug-Remov-R(TM) itself does not seem prudent at this time. In 1997 we will undertake limited engineering definition and market analysis of the potential for a low-cost, general purpose torque multiplying wrench kit which may have market potential to merit its development.

Marketing activity for the Hyperoll(TM) ballscrew, will continue in 1997. The thrust of this effort will be to find a ballscrew company willing to collaborate with Consulier in additional required development and product rating tests. Their assistance is also necessary to develop a list of potential applications for the Hyperoll(TM) ballscrew. Several companies have indicated interest and business arrangements are being pursued.

Preliminary marketing activities are also underway on the TigerTail(TM) winch. However, these activities have been limited since development is still underway. Several companies have shown some interest, however, testing of the prototype winch must be successfully completed and plans for transition to manufacturing completed before discussions can proceed.

Consulier's general approach has been to establish licensing agreements with various companies to generate royalty revenues or to sell the product's intellectual rights outright. In today's environment, that approach is proving nonproductive. To increase the value of intellectual rights, most concepts or ideas must be carried all the way to production with sales contracts secured before the intellectual rights have a marketable value.

(3)B  CONSULTING ACTIVITIES

BACKGROUND

On a limited basis, Consulier has continued to provide engineering and engineering management consulting services. To date these activities have not been profitable and Consulier is not actively pursuing consulting work unless it is tied in with technology areas of mutual interest or business arrangements in which Consulier will have long range involvement.

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


ITEM 2.    DESCRIPTION OF PROPERTY

Consulier occupies approximately 2,250 square feet in a building owned by AVM Properties Ltd. ("Properties"), a Mosler affiliate, located at 169 Tequesta Drive, Tequesta, Florida. The space is leased month-to-month with a monthly rental of $1,987 which includes sales tax of $112.50.

Southeast leases five warehouse units, 22,000 square feet, of a building in Miami, month-to-month, at a cost of $6,200 per month. One unit of approximately 3,200 square feet houses Southeast's tool manufacturing operations. The remaining units of approximately 18,800 square feet consists of warehouse space for Southeast's automotive distribution business and offices for its financial and administrative personnel. Southeast currently has under contract to purchase a 47,000 square foot industrial warehouse in Medley, Florida for $1,300,000, with an expected closing in May 1997.

Consulier's facilities are believed to be suitable for present requirements and anticipated future uses.


ITEM 3.    LEGAL PROCEEDINGS

NONE.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Consulier did not submit any matters to its shareholders for a vote during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

Consulier's common stock trades on The NASDAQ SmallCap Market(SM) tier of The NASDAQ Stock Market(SM) under the symbol CSLR. The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock as reported by NASDAQ.


                                               High             Low
                                               ----             ---
YEAR ENDED DECEMBER 31, 1995:
    First quarter                            $2.9375           $2.1250
    Second quarter                            2.7500            2.3750
    Third quarter                             2.8750            2.7500
    Fourth quarter                            3.6250            2.6250


YEAR ENDED DECEMBER 31, 1996:
    First quarter                            $3.2500           $2.8125
    Second quarter                            3.8750            2.7500
    Third quarter                             3.1250            2.7500
    Fourth quarter                            4.7500            3.2500

As of March 20, 1997, there were approximately 750 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock is listed on the National Association of Securities Dealers Automated Quotation system ("NASDAQ") and has been traded on NASDAQ since Consulier's initial public offering in May 1989.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Automotive Parts Distribution - Net sales of the Company's Southeast automotive parts distribution segment represent 99% of Consulier's net sales in 1996 and 98% of net sales in 1995. This segment's sales increased 35% to a record $3,488,000 after increasing 42% to $2,588,000 in

1995 (the previous record). The 1996-95 increases in sales are attributable to the upgrading of product lines through the addition of mounts for newer vehicles, the broadening of the company's line of flywheels and plastic parts, changes in price structure for mounts, and the general improvement in economic conditions. Although the customer base has remained fairly constant, Southeast also benefited from competitor restructuring which reduced competition in the flywheel after-market.

The automotive parts distribution segment experienced income before taxes of $395,371 in 1996 and $395,200 in 1995 (both records). Gross profit on sales was 38.3% in 1996 and 37.5% in 1995. The 1996 improvement in income before taxes was due to the 35% increase in sales and the improved gross profit percentage offset by increased Selling, General and Administrative expense. Selling, General and Administrative expenses increased by $226,000 or 36% in 1996. The primary reason these costs increased was the expense associated with introducing a new product, CRA-Z Soap Hand Cleaner, in the national market. Additional warehouse rental space was added along with additional staff. Also, printing of promotional materials and advertising in national publications increased significantly. Management expects continued improvement in this segment in 1997.

CRA-Z Soap Hand Cleaner is the next generation in hand cleaners. It is a unique heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to all other hand cleaners. The Company marketing effort will target mechanics, spray painters, shop personnel, printers, and all other craftsmen.

CORPORATE RESEARCH AND DEVELOPMENT - During 1996 Consulier direct expenditures on research and development totaled $163,383. This represents a decrease of 48% from 1995 direct expenditures of $317,061. During 1996 an analysis was made of the active patents to determine if development should continue. It was decided to continue development of three patents. The Lug-Remov-R(TM), Hyperoll(TM) ballscrew, and the TigerTail(TM) winch.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,831,143 in 1996, a 5% decrease from 1995 income of $1,927,218. This represents annualized returns of 83% and 84%, respectively, on Consulier's average investment during each year. On October 1, 1996 Consulier reduced its partnership interest in AVM by $292,403. The funds were used to reduce a loan used for CRA-Z Soap inventory.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated net income for the year ended December 31, 1996 was $1,210,841, or $.48 per share compared to $942,403, or $.35 per share for 1995. The increase in net income for 1996 and 1995 is attributable primarily to investment and interest income, net of related interest expense, and to the continued record operating performance of the Automotive Parts Distribution segment and decreased spending on research and development. Investment and interest income results from Consulier's limited partnership interest in AVM, The High Risk Opportunities Fund L.P., and interest income on promissory notes (see item 12). During the years ended December 31, 1996 and 1995, investment and other income totaled $2,078,360 and $2,118,207, respectively, offset by operating losses of $136,977 in

1996 and $589,804 in 1995. These operating losses are due to continued spending on research and development and Corporate overhead.

OUTLOOK FOR 1997

Based on AVM's current operations and operating results over the past five years, management expects continued returns in 1997 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 83% and 84% in 1996 and 1995 respectively can be maintained. Sales in the automotive parts distribution segment should continue to improve in 1997 due to the introduction of new products and the strengthening of existing product lines. Southeast Automotive, currently a distributor of CRA-Z Soap , has entered into an agreement with the developer of the soap, Masters Marketing & Development, Inc. of Sarasota, Florida wherein Southeast will receive a royalty of 3.5% of all sales made by Masters. Also in 1997 an infomercial is planned to be produced. The auto parts distribution segment is anticipating increased sales of CRA-Z Soap in the last half of 1997. Research and development expenditures are expected to continue at current levels. No other significant fluctuations in costs or expenses are anticipated in 1997.

Consulier will continue in its efforts to expose its engineering products and technology to manufacturers as well as distributors.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal 1996, Consulier's cash and cash equivalents increased 235,719. Net cash used in operations increased $934,813 from $1,283,454 in 1995 to $2,218,267 in 1996. This was primarily due to an increase in inventories of $1,733,850 during 1996 as compared to an inventory increase of $80,583 in 1995. Southeast Automotive purchased approximately $1.6 million of CRA-Z Soap for inventory in 1996. In return, Southeast Automotive will receive a royalty of 3.5% of the gross sales of CRA-Z Soap from Masters Marketing & Development, Inc. Southeast expects to sell the increased inventory of CRA-Z Soap during the normal course of business.

During the second quarter of 1997, Southeast Automotive plans to purchase an industrial warehouse in Medley, Florida for $1.3 million. The company plans to use its credit line with The Chase Manhattan Bank of New York to fund this purchase. Management believes that a positive cash flow will continue through at least December 31, 1997, assuming continued interest income on the promissory notes from Mosler and positive cash flow generated by Consulier's investment in AVM. Continued positive cash flow may be used to continue reducing indebtedness, or to invest in other business opportunities. During January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., a limited partnership formed to invest in an unrestricted range of financial instruments.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to request withdrawal of the partnership interest, there can be no assurance that AVM will not make such a request sometime in the future.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses have inventories of approximately $2.4 million as of December 31, 1996. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures may continue at present levels, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes receivable are floating and should move with inflation.

ITEM 7.    FINANCIAL STATEMENTS

See index to Financial Statements in this report on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

                                                 Positions and Offices Held
                                                 and Principal Occupation or
                                Director         Other Employment during the
Name                 Age        Since            Past Five Years
----                 ---        --------         ----------------------------
Warren B.            47            1985          Chairman of the Board, 1985 to present.  President and
Mosler                                           Chief Executive Officer, June 1985 to May 1994.
                                                 Principal in Adams, Viner &
                                                 Mosler, Ltd., a broker/dealer
                                                 engaged in arbitrage and
                                                 government securities trading,
                                                 1983 to present.

Alan R.              46            1985          1982 to present, private practice of law, Boca Raton,
Simon, Esq.                                      Florida.

Charles E.           72            1992          Project Engineer, Pratt & Whitney Aircraft, 1949 to
Spaeth                                           1990.  Last position - responsible for directing product
                                                 design support functions in
                                                 areas of structural analytical
                                                 methods, life prediction
                                                 methods, mission definition and
                                                 component design verification.

Burck E.             66            1992          1991 to present, President, BG Consulting Group, Inc.
Grosse                                           July 1987 to 1991, Senior Vice President, Lear Group,
                                                 Inc., general contracting firm. 1948 to 1987, General
                                                 Motors Corporation. Last position - General Director,
                                                 Technical Service; responsible for coordination of all
                                                 technical service functions for GM car and truck
                                                 divisions.

William R.           50            1992          1971 to present, First Federal of the Palm Beaches,
Locke                                            currently Consumer Loan Officer and Coordinator of
                                                 Indirect Dealer Lending.

Richard N.           36            1995          1984 to 1989, floor trader at the Chicago Board of
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

Warren B. Mosler, 47, is the Chairman of the Board of Directors. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. From 1983 to the present, Mosler has been a principal in Adams, Viner & Mosler, Ltd., a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Charles E. Spaeth, 72, is the Acting President and Chief Executive Officer. He was elected to these offices in February 1996. Mr. Spaeth is also on the Board of Directors. Prior to joining Consulier, Mr. Spaeth was a Project Engineer with Pratt & Whitney Aircraft from 1949 to 1990.

Ralph D. Butler, 50, is Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in May 1996. Prior to joining Consulier, Mr. Butler was Chief Financial Officer of Harold Grant, Inc., a multi-state high end clothing retailer. From 1990 to 1995, Mr. Butler was with Governors Bank Corporation, a Bank Holding Company, where he was Senior Vice President, Cashier and Chief Financial Officer.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer and each of Consulier's other executive officers with respect to the three years ended December 31, 1996:

                                                Annual Compensation                Long Term
Name and Principal Position                  Year               Salary            Compensation
---------------------------                  -------------------------            ------------

Warren B. Mosler                             1996              $ 75,000                -
Chairman of the Board                        1995              $ 75,000                -
  of Directors                               1994              $ 75,000                -

Charles E. Spaeth                            1996                   (1)                -
Acting President and                         1995                   (1)                -
  Chief Executive                            1994                   (1)                -

Ralph D. Butler                              1996                   (1)                -
Secretary, Treasurer                         1995                   (1)                -
  and Chief Financial Officer                1994                   (1)                -

(1) Total annual salary and bonus was less than $100,000.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION GRANTS TABLE

There were no stock options granted to named executive officers during 1996 requiring disclosure.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised, in-the-money stock options held by the Named Executive Officers as of the end of the 1996 fiscal year. No stock options were exercised by any of the Named Executive Officers during 1996. All options presented are exercisable.

                                  Number of            Value of Unercised
                            Unexercised Options        In-the-Money Options
      Name                   at 1996 Year-End          at 1996 Year-End
--------------------        ---------------------      -------------------
Warren B. Mosler                3,510                        $   4,826
Charles E. Spaeth               5,000                        $   6,875

LONG-TERM INCENTIVE AND PENSION PLANS

Consulier does not have any long-term incentive or pension plans.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                         Amount and           Percent of
Title                                    Nature of             Class at
  of          Name and Address           Beneficial          December 31,
Class       of Beneficial Owner          Ownership               1996
-------    -----------------------     --------------        ------------
Common     Warren B. Mosler            1,984,690 (1)            79.3%
Stock      483 S. Beach Road
           Hobe Sound, FL 33455



(1) Includes stock options to acquire 3,510 shares of Consulier Common Stock.

COMMON STOCK OWNERSHIP OF MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 1996:

                                              Amount and           Percent of
Title                                         Nature of             Class at
  of            Name and Address              Beneficial           December 31,
Class           of Beneficial Owner           Ownership               1996
--------        ---------------------         -----------          ----------
Common          Warren B. Mosler              1,984,690(1)          79.3%
Stock           483 S. Beach Road
                Hobe Sound, FL 33455

Common          Alan R. Simon                    90,000(2)           3.6%
Stock           7777 Glades Rd., 204
                Boca Raton, FL 33434

Common          Richard N. Hornstrom             15,950               .6%
Stock           15607 Cochester Rd.
                Tampa, Florida 33647

Common          Burck E. Grosse                  12,500 (3)           .5%
Stock           11 Huntly
                Palm Beach Gardens,
                FL 33418

Common          Charles Spaeth                    5,000 (3)           .2%
Stock           13 Paddock Circle
                Tequesta, FL 33469

Common          William R. Locke                  5,000 (3)           .2%
Stock           P.O. Box 3405
                Tequesta, FL 33469

Common          All directors and             2,023,140             80.1%
Stock           executive officers
                as a group, excluding
                duplications (6 people)


(1) Includes stock options to acquire 3,510 Consulier shares at $2.50 per share.

(2) Consists of stock options to acquire Consulier's shares from Mosler at $2.50 per share.

(3) Consists of stock options granted under Consulier's Tandem Stock Option Plan. Exercise prices for the options range from $.10 to $5.00 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AVM PROPERTIES LIMITED PARTNERSHIP LOANS AND LEASE OF OFFICE SPACE

In January 1996, Consulier advanced $107,343 to AVM Properties, Ltd. Interest accrued on this short-term advance at the rate of 7.0%. This advance was reduced to $7,343 in February 1996 and was subsequently paid. This advance was collateralized by unencumbered real estate owned by AVM Properties, Ltd.

In June 1994 Consulier leased approximately 1,300 square feet of office space located in Tequesta, Florida from AVM Properties, Ltd. on a month-to-month basis. An additional 950 square feet were added to the lease in January 1995, also on a month-to-month basis. This property is leased at competitive market rates.

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

In October 1993, MACC sold the automobile business to U.S. Electricar, Inc. in return for restricted common stock and future royalties. Consulier waived its option to reacquire the business in consideration for the future royalties and an option to purchase the stock. Also, principal payments on the MACC note were suspended in November 1993 and the interest rate was further reduced to the one month U.S. Dollar London Interbank Offering Rate ("LIBOR"). The note is payable on May 11, 2001. It has an unpaid balance of $430,559 at December 31, 1996, and is guaranteed by Mosler.

SALE AND LEASEBACK OF  REAL ESTATE

In December 1989, the Board of Directors adopted a resolution approving sale and partial leaseback of real estate to Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mosler signed a promissory note of $2,500,000. The note initially bore an annual rate of 12%, with interest payable monthly. The interest rate was reduced to prime plus 1% in January 1993. The note matures in December 2001.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONSULIER ENGINEERING, INC.


Dated:  April 11, 1997             By:   /s/  Charles E. Spaeth
                                        -------------------------
                                         Charles E. Spaeth
                                         Acting President and Chief Executive
                                         Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name                                  Title                            Date
----                                  -----                            ----
 /s/  Warren B. Mosler
------------------------------
Warren B. Mosler                 Chairman of the Board               April 11, 1997
                                 of Directors

 /s/  Charles E. Spaeth
------------------------------
Charles E. Spaeth                Acting President,                   April 11, 1997
                                 Chief Executive Officer
 /s/  Ralph D. Butler
------------------------------
Ralph D. Butler                  Secretary, Treasurer,               April 11, 1997
                                 Chief Financial Officer
 /s/  Alan R. Simon
------------------------------
Alan R. Simon                    Director                            April 11, 1997

 /s/  Charles E. Spaeth
------------------------------
Charles E. Spaeth                Director                            April 11, 1997

 /s/  Burck E. Grosse
------------------------------
Burck E. Grosse                  Director                            April 11, 1997

 /s/  William R. Locke
------------------------------
William R. Locke                 Director                            April 11, 1997

 /s/  Richard N. Hornstrom
------------------------------
Richard N. Hornstrom             Director                            April 11, 1997

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS


Financial Statements:

   Report of  Independent Certified Public
   Accountants  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   F-2

   Consolidated Balance Sheets at December 31,
   1996 and 1995 .  .   .   .   .   .   .   .   .   .   .   .   .   .   .   F-3

   Consolidated Statements of Income for the
   years ended December 31, 1996 and 1995.  .   .   .   .   .   .   .   .   F-4

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1996 and 1995.  .   .   .   .   .   .   F-5

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1996 and 1995   .   .   .   .   .   .   .   .   F-6

   Notes to Consolidated Financial Statements   .   .   .   .   .   .   .   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors
Consulier Engineering, Inc.
Tequesta, Florida


We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


West Palm Beach, Florida                                      BDO Seidman, LLP
April 7, 1997

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,          DECEMBER 31,
 ASSETS                                                       1996                   1995
---------------------------------------------------        ------------          -------------
 CURRENT:
  Cash (Note 1 and 5)                                       $  557,639            $  321,920
  Receivables  (Note 2)                                        676,383               600,881
  Receivables - related parties  (Note 11(a))                  666,859               462,361
  Notes receivable - related parties (Note 11(c))              430,558               430,558
  Inventories  (Note 1 and 3)                                2,383,976               650,126
  Income taxes (Notes 1 and 8)                                      --                55,603
  Other current assets                                           4,213                19,900
                                                           ---------------------------------

    TOTAL CURRENT ASSETS                                     4,719,628             2,541,349

  Property and equipment, net  (Notes 1, 4 and 6)              237,190               271,084
  Limited partnership interest (Notes 1 and 5)               2,124,148             2,292,403
  Notes receivable - related parties (Note 11(b))            1,741,797             1,741,797
  Patents and other assets                                      21,480                35,689
                                                           ---------------------------------

                                                            $8,844,243            $6,882,322
                                                            ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------
LIABILITIES:
  CURRENT :
  Accounts payable and accruals                             $  188,663            $  172,338
  Income taxes (Notes 1 and 8)                                  93,939                    --
  Notes payable - banks  (Note 6(a))                           402,018                 6,855
  Note payable - related parties  (Note 6(c))                  282,597                    --
                                                            ----------            ----------

    TOTAL CURRENT LIABILITIES                                  967,217               179,193

  Bonds payable  (Note 6(b))                                 1,275,000             1,275,000
  Deferred income taxes (Notes 1 and 8)                         14,766                14,766
                                                            ----------            ----------

    TOTAL LIABILITIES                                        2,256,983             1,468,959
                                                            ----------            ----------


 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized --- 5,000,000 shares;
    Issued --- 2,562,033 shares                                 25,620                25,620
  Additional paid-in capital  (Note 9(c))                    2,881,823             2,881,823
  Retained earnings                                          3,887,767             2,676,926
                                                            ----------            ----------

                                                             6,795,210             5,584,369
  Less treasury stock at cost - 62,538 shares
   in 1996 and 50,316 shares in 1995 (Note 9(e))              (207,950)             (171,006)
                                                            ----------            ----------

    TOTAL STOCKHOLDERS' EQUITY                               6,587,260             5,413,363
                                                            ----------            ----------

                                                            $8,844,243            $6,882,322
                                                            ==========            ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                      1996              1995
                                                  -----------       -----------
REVENUES:
  Net sales                                       $ 3,523,793       $ 2,649,184
  Commission income                                        --            52,075
                                                  -----------       -----------

                                                    3,523,793         2,701,259
                                                  -----------       -----------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                2,240,822         1,807,638
  Selling, general and
    administrative                                  1,256,565         1,166,364
  Research and development expense                    163,383           317,061
                                                  -----------       -----------

                                                    3,660,770         3,291,063
                                                  -----------       -----------

    Operating loss                                   (136,977)         (589,804)
                                                  -----------       -----------

OTHER INCOME (EXPENSE):
 Investment income - related party                  1,855,290         1,927,218
 Interest income - related parties                    331,649           337,466
 Interest expense - other                            (113,305)         (149,277)
 Other income                                           4,726             2,800
                                                  -----------       -----------

                                                    2,078,360         2,118,207
                                                  -----------       -----------


Income before income taxes                          1,941,383         1,528,403
Income taxes  (Notes 1 and 8)                         730,542           586,000
                                                  -----------       -----------


Net income                                        $ 1,210,841       $   942,403
                                                  ===========       ===========



Net income per share                              $      0.48       $      0.35
                                                  ===========       ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK (NOTE 1)
                                        --------------------------------------------
                                                                   TREASURY STOCK       ADDITIONAL      RETAINED       TOTAL
                                                                --------------------      PAID-IN       EARNINGS    STOCKHOLDERS'
                                          SHARES       AMOUNT    SHARES      AMOUNT       CAPITAL       (DEFICIT)      EQUITY
                                        ----------    -------   -------    ---------    -----------    ----------   ------------
Balance, January 1, 1995                 2,562,046    $25,620   (42,460)   $(149,402)   $ 2,899,127    $1,734,523   $ 4,509,868

Net income for the year                         --         --        --           --             --       942,403       942,403

Purchase of shares for
 Treasury (Note 9(c))                           --         --    (7,856)     (21,604)            --            --       (21,604)

Purchase of employee
 options                                        --         --        --           --        (17,262)           --       (17,262)

Retirement of fractional shares
 due to one-for-ten reverse
 stock split                                   (13)        --        --           --            (42)           --           (42)
                                        ----------    -------   -------    ---------    -----------    ----------   -----------

Balance, December 31, 1995               2,562,033     25,620   (50,316)    (171,006)     2,881,823     2,676,926     5,413,363

Net income for the year                         --         --        --           --             --     1,210,841     1,210,841

Purchase of shares for
 the Treasury (Note 9(c))                       --         --   (12,222)     (36,944)            --            --       (36,944)
                                        ----------    -------   -------    ---------    -----------    ----------   -----------

Balance, December 31, 1996               2,562,033    $25,620   (62,538)   $(207,950)   $ 2,881,823    $3,887,767   $ 6,587,260
                                        ==========    =======   =======    =========    ===========    ==========   ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------
                                                                                     1996                 1995
                                                                                 -----------          -----------
OPERATING ACTIVITIES:
Net Income                                                                       $ 1,210,841          $   942,403
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                                        98,059              131,357
  Provision for uncollectible accounts                                                (5,999)               5,999
  Amortization                                                                        14,132               23,874
  Investment income - related party                                               (1,855,291)          (1,927,218)
  Investment in the High Risk Opportunities Fund L.P.                               (100,000)                  --
  Changes in operating assets and liabilities:
    (Increase) in receivables and other current assets                               (12,105)            (204,757)
    (Increase) in inventories                                                     (1,733,850)             (80,583)
    Increase  in accounts payable and accruals                                        16,325               41,845
    Increase (decrease) in income taxes payable                                      149,621             (216,374)
                                                                                 -----------          -----------

NET CASH USED IN OPERATIONS                                                       (2,218,267)          (1,283,454)
                                                                                 -----------          -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                              (64,165)            (200,043)
  Capital distribution                                                               292,403                   --
  Patent development                                                                      --              (23,320)
  Distributions from partnership interest                                          1,789,431            2,018,248
  Loans to related parties                                                          (204,499)            (174,763)
                                                                                 -----------          -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                          1,813,170            1,620,122
                                                                                 -----------          -----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                                                   (4,837)             (41,986)
  Early redemption of bonds due in 2004 (Note 6(b))                                       --           (1,000,000)
  Borrowings                                                                         682,597                   --
  Purchase of stock for the treasury and stock options (Note 9(d))                   (36,944)             (38,866)
  Retirement of fractional shares due to reverse stock split (Note 9(c))                  --                  (42)
                                                                                 -----------          -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  640,816           (1,080,894)
                                                                                 -----------          -----------

INCREASE (DECREASE) IN CASH                                                          235,719             (744,226)
CASH, BEGINNING OF PERIOD                                                            321,920            1,066,146
                                                                                 -----------          -----------

CASH, END OF PERIOD                                                              $   557,639          $   321,920
                                                                                 ===========          ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                     YEARS ENDED DECEMBER 31, 1996 AND 1995


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

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 12(b)) in Adams, Viner & Mosler, Ltd. ("AVM"), an Illinois limited partnership. AVM is a broker/dealer, in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren
B. Mosler ("Mosler"), is a general partner of the general partner of AVM.

Consulier conducts research and development activities relating to a variety of automotive and industrial products. As of December 31, 1996, patents and/or notice of patent allowances have been obtained for twelve products; patent applications have been filed with respect to three other products.


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

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



LIMITED PARTNERSHIP INVESTMENT

The Company's investment in AVM is recorded using the equity method. Income or loss is allocated to Consulier based on the AVM partnership agreement.


RESEARCH AND DEVELOPMENT COSTS

Research and development costs are for product development These costs are expensed in the period incurred with the exception of the legal cost of obtaining patents which are amortized over 60 months.


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


PER SHARE DATA

Net income per share is based on the weighted average number of common and common equivalent shares outstanding during each year as follows: 1996 - 2,518,710; 1995 - 2,664,431. In both 1996 and 1995, shares issuable upon exercise of dilutive common stock equivalents (outstanding stock options) are included in the computation using the treasury stock method.


RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of ", on January 1, 1996. SFAS No. 121 provides guidance on how and when impairment losses are recognized on long-lived assets. Adoption of SFAS No. 121 did not have a material impact on the Company's operations. The Company applies Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its fixed-price, stock option plans. Accordingly, no compensation cost is recognized as a result of options awarded under the plan. In October 1995, the Financial Accounting Standards board ("FASB") issued SFAS No.123, "Accounting for Stock-Based Compensation". SFAS No. 123 allows companies to continue to account for their stock option plans in accordance with APB Opinion 25 but

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



encourages the adoption of a new accounting method which requires the recognition of compensation expenses based on the estimated fair value of employee stock options. Companies electing not to follow the new fair value based method are required to provide expanded footnote disclosures, including pro forma net income and earnings per share, determined as if the company had applied the new method. SFAS No. 123 is required to be adopted prospectively beginning January 1, 1996. Managment is accounting for its stock option plans in accordance with APB Opinion 25 and providing supplemental disclosures as required by SFAS No.123 beginning in 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 1996.


NOTE 2 - RECEIVABLES

Receivables consist of the following:

                                              1996             1995
                                              ----             ----
   Capital and income
     distribution  due from AVM          $ 112,781        $  71,069
   Trade accounts                          541,677          509,268
   Employee advances                        36,925           35,544
                                         ---------        ---------
                                           691,383          615,881
   Less allowance for doubtful
     trade accounts                         15,000           15,000
                                         ---------        ---------
                                         $ 676,383        $ 600,881
                                         =========        =========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                                    1996              1995
                                                                 ----------         ---------

  Raw materials                                                  $   63,235         $  46,947
  Work-in-process                                                         -            32,773
  Finished goods                                                  2,364,741           594,406
  Obsolescence Reserve                                              (44,000)          (24,000)
                                                                 ----------         ---------
                                                                 $2,383,976         $ 650,126
                                                                 ==========         =========



NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                    1996               1995
                                                                  ---------         ---------

    Machinery and equipment                                       $ 401,423         $ 544,625
    Furniture and fixtures                                          107,010           107,406
    Vehicles                                                        237,970           257,850
    Leasehold improvements                                           41,244            52,443
                                                                  ---------         ---------
                                                                    787,647           962,324
    Less accumulated depreciation
             and amortization                                       550,457           691,240
                                                                  ---------         ---------
                                                                  $ 237,190         $ 271,084
                                                                  =========         =========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - LIMITED PARTNERSHIP INTEREST AND CONCENTRATION OF  CREDIT RISK

5(a) The limited partnership interest consists of Consulier's investment in AVM and The High Risk Opportunities Fund L.P.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                                        1996             1995
                                                   -----------        -----------
     Cash                                          $ 8,569,279        $ 6,767,735
     Due from brokers                                  790,944          4,281,850
     Securities owned                               48,043,581         57,574,921
     Customer receivables                               34,570                 --
     Ownership interest in advisory account                 --          2,000,000
     Investment in affiliate & other assets          7,681,249          3,425,787
                                                   -----------        -----------

     Total assets                                  $65,119,623        $74,050,293
                                                   ===========        ===========

     Due to brokers                                $ 7,457,369        $11,353,505
     Securities sold under
       agreements to repurchase                     26,014,866         36,669,325
     Securities sold but
       not yet purchased                                    --                 --
     Customer payables                               7,448,998          5,411,530
     Other liabilities                               2,086,044            819,851
     Anticipated partners'
         withdrawals                                 1,683,616          2,123,066
                                                   -----------        -----------

     Total liabilities                             $44,690,893        $56,377,277
                                                   ===========        ===========

     Partners' capital                             $20,428,730        $17,673,016
                                                   ===========        ===========

     Revenue                                       $43,799,624        $36,768,083
                                                   ===========        ===========

     Net income                                    $25,285,907        $24,448,352
                                                   ===========        ===========

     Consulier's share of
         earnings                                  $ 1,831,143        $ 1,927,218
                                                   ===========        ===========


Consulier owned approximately 10% and 13% of AVM's capital as of December 31, 1996 and 1995, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 7% and 8% of AVM's earnings during 1996 and 1995, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon thirty days written notice. AVM's general partner may also cause withdrawal of Consulier

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



from the partnership through payment of the balance of Consulier's capital account. On October 1, 1996, Consulier reduced its investment in AVM by $292,403.

5(b) As of December 31, 1996 and 1995, there were no concentrations of credit risk other than the investment in AVM. Furthermore, as of December 31, 1996 substantially all of Consulier's cash was held by AVM in a special reserve account for the benefit of customers at a major national bank. In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., a limited partnership formed to invest in an unrestricted range of financial instruments.

NOTE 6 -  NOTES AND BONDS PAYABLE

(A) CURRENT NOTES PAYABLE - BANKS

Current notes payable to banks consist of a 7.50% note payable and a $400,000 credit line loan which was obtained in 1996 at 10.25% from Enterprise National Bank, an institution related by common ownership. Additionally, a 9.50% note payable was retired in 1995..

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

No principal payments are due until maturity. The bonds are redeemable by Consulier at face value after June 30, 1994. They are collateralized by land and building owned by Mosler (see Note 11(c)(1)), and machinery and equipment, personal property, and leasehold improvements owned by the Company. A total of $1,000,000 of bond principal was retired during 1995.

(C) NOTE PAYABLE - RELATED PARTY

During 1996 Warren B. Mosler advanced a total of $575,000 to Southeast Automotive as a non-interest bearing note. As of December 31, 1996 $282,597 remains unpaid.

NOTE 7 - LEASES

Consulier leases office and operating facilities under various month-to-month leases. Rent expense charged to operations was $90,242 in 1996 and $57,888 in 1995. Of this expense, $23,850 was paid to related parties in 1996 and $23,961 in 1995.

NOTE 8 - INCOME TAXES

Provisions for federal and state income taxes in the consolidated statements of income consist of the following:

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   Year ended December 31,
                                                 --------------------------

                                                   1996              1995
                                                 ---------        ---------
Current:
 Federal                                         $ 623,766        $ 500,000
 State                                             106,776           86,000
                                                 ---------        ---------

Total income taxes                               $ 730,542        $ 586,000
                                                 =========        =========


Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                  Year ended December 31,
                                                 --------------------------

                                                    1996            1995
                                                 ---------        ---------
Tax at statutory rate                            $ 660,070        $ 519,657
 State income tax net of
  federal tax benefits                              70,472           55,485
 Other                                                  -            10,858
                                                 ---------        ---------

Income taxes                                     $ 730,542        $ 586,000
                                                 =========        =========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY

(A) STOCK OPTION AND RESTRICTED STOCK PLANS

Consulier has established a Tandem Stock Option Plan (Tandem Plan) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. ("MACC") (see note 11(c)(2)). Under the Tandem Plan, qualified and non-qualified options may be granted.

The Tandem Plan provides that an aggregate of 100,000 shares of Consulier's common stock may be optioned to officers, directors and other key employees of Consulier and MACC. The options are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant. The Tandem Plan terminates March 31, 2000.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25"), and related Interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following summary sets forth activity under the plan for the years ended December 31:

                                                 1996                           1995
                                     ----------------------------     --------------------------------
                                                 Weighted Average                     Weighted Average
                                     Options      Exercise Price      Options (1)       Exercise Price
                                     -------     ----------------     -----------     ----------------
Outstanding at
Beginning of
Year                                 331,256         $11.00           331,256             $11.00
Forfeited                            227,000         $14.66                 -                  -

Outstanding and
Exercisable at year end              104,256          $2.97           331,256             $11.00

(1) Shown net of effect of 10:1 reverse stock split

The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                                           Weighted
         Range                              Average           Weighted             Options            Weighted
      of Exercise       Options            Remaining           Average         Exercisable at          Average
         Price        Outstanding      Contractual Life    Exercise Price        12/31/1996        Exercise Price
         -----        -----------      ----------------    --------------        ----------        --------------
            $.10          5,000               3.3               $0.10                5,000               $0.10
           $2.50         41,756               3.3               $2.50               41,756               $2.50
           $3.00         40,000               3.0               $3.00               40,000               $3.00
           $4.38          5,000               3.3               $4.38                5,000               $4.38
           $5.00         12,500               3.3               $5.00               12,500               $5.00

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(B) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase 455,000 shares of its common stock at a purchase price of $3.4375 per share. A total of 400,000 of these warrants expired December 31, 1994. The remaining 55,000 warrants were extended to December 31, 1999 in exchange for a reduction in interest rate from 8% to 6%. During 1995 an additional 20,000 warrants were retired in conjunction with the early retirement of bonds. A total of 35,000 warrants remain outstanding. No warrants have been exercised to date.


(C) TREASURY STOCK

During 1996 Consulier acquired 12,222 shares of Common Stock as Treasury stock at a cost of $36,944. During 1995 an additional 7,856 shares were purchased at a cost of $21,604.


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended December 31, 1996 and 1995 totaled $113,305 and $153,630, respectively. Income taxes paid during 1996 and 1995 totaled approximately $581,000 and $803,000 respectively.


NOTE 11 - RELATED PARTY TRANSACTIONS

(A) CASH ADVANCES

During 1996, Mosler and Consulier continued to share certain costs and expenses incurred in the normal course of business. Mosler owed Consulier $666,859 and $462,351 at year ends 1996 and 1995 resulting from these transactions. Interest is paid on the outstanding balance at the rate of 9.25%.

In January 1996, Consulier advanced $107,343 to AVM Properties, Ltd. Interest accrued on this short-term advance at the rate of 7.0%. This advance was reduced to $7,343 in February 1996 and was subsequently repaid. This advance was collateralized by unencumbered real estate owned by AVM Properties, Ltd.

(B) OTHER

For other related party transactions see Notes 5, 6(a), and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(C) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                                 1996                    1995
                                                              -----------             -----------

        Mosler (see Note 11(c)(1))                            $ 2,500,000             $ 2,500,000
        Mosler Auto Care Center,
         Inc. (see Note 11(c)(2))                                 430,558                 430,558
                                                              -----------             -----------
                                                                2,930,558               2,930,558
         Less excess of face
               amount of note over
               carrying cost of
               real estate                                        758,202                 758,202
                                                              -----------             -----------

        Notes receivable                                      $ 2,172,356             $ 2,172,356
                                                              ===========             ===========

Interest income relating to the above notes totaled $255,896 in 1996 and $271,469 in 1995.

(C)(1) SALE AND LEASEBACK OF REAL ESTATE

In 1989, Consulier sold and partially leased-back real estate to Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000. The note originally paid interest at 12%. This rate was reduced to prime plus 1% (9.5% at December 31, 1994). On February 1, 1996 the prime rate was lowered by .25% which changed the interest rate to 9.25%. Principal on the note is payable at maturity in December 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

(C)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to Mosler Auto Care Center, Inc. ("MACC"), a company wholly- owned by Mosler. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrued interest at an annual rate of 12% until November 1993 when the rate was reduced to the one month U.S. Dollar London Interbank Offering Rate (one month U.S. Dollar Libor -
5.50000 at January 2, 1997). The note provided for monthly payment of interest only for the first year. Monthly principal and interest payments of $16,338 were to be paid over the following five year period.

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

Principal payments on the MACC note were suspended in October 1993 when MACC sold the automobile business to Electricar. The note is payable on May 11, 2001, and has an outstanding balance of $430,559.


NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                        Year ended December 31,
                                   -------------------------------
                                       1996                1995
                                   -----------         -----------
REVENUES AND INVESTMENT INCOME:
Automotive parts
  distribution                     $ 3,487,964         $ 2,639,175
Investments                          1,855,290           1,927,218
Corporate                               35,829              61,544
                                   -----------         -----------
                                   $ 5,379,083         $ 4,627,937
                                   ===========         ===========

OPERATING PROFITS (LOSSES):
Automotive parts
  distribution                     $   395,371         $   395,200
Investments                          1,855,290           1,927,218
Corporate                             (532,348)           (985,003)
                                   -----------         -----------
                                     1,718,313           1,337,415
Interest, net                          218,344             188,188
Other                                    4,726               2,800
                                   -----------         -----------
Income before income taxes         $ 1,941,383         $ 1,528,403
                                   ===========         ===========

IDENTIFIABLE ASSETS:
Automotive parts
  distribution                     $ 3,202,996         $ 1,526,937
Investments                          2,124,147           2,370,329
Corporate                            3,517,100           2,985,056
                                   -----------         -----------
                                   $ 8,844,243         $ 6,882,322
                                   ===========         ===========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - ROYALTY AGREEMENT

In April 1996, the Company agreed to purchase and begin distribution of CRA-Z Soap, a hand cleaner designed for use by tradesmen. The Company agreed to pay $.50 per bar of soap royalty to the manufacturer upon sale of the product. Further, in exchange for this purchase and for agreeing to negotiate a financing agreeement for manufacturing costs the manufacturer agreed to pay Southeast Automotive 3.5% of all net sales. As sales through December 31, 1996 have been minimal, no amounts have been recorded by the company under this agreement.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                         FORM 10-KSB ITEM 13(A) EXHIBITS


The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.


EXHIBIT      DESCRIPTION

1(a)          Underwriting Agreement (1)
1(b)          Warrant Exercise Fee Agreement (1)
1(c)          Financial Advisory Agreement (1)
3(a)          Articles of Incorporation of Consulier (1)
3(b)          Amendments to Articles of Incorporation of Consulier (2) (3)
3(c)          By-Laws of Consulier (1)
4(a)          Form of Warrant Agreement (1)
4(b)          Form of Underwriters Warrant (1)
4(c)          Form of common stock certificate (1)
4(d)          Form of specimen warrant (1)
4(e)          Form of preferred stock certificate (2)
10(a)         Escrow Agreement
10(b)         Lease Agreement
10(c)         Agreement of Plan of Merger between Southeast Automotive Parts,
              Inc. of Dade, Inc. into Southeast Automotive Acquisition
              Corporation (6)
10(d)         Articles of Merger, Southeast Automotive Parts of Dade, Inc. into
              Southeast Automotive Acquisition Corporation (6)
10(e)         Promissory Note of Consulier for $3,000,000 dated April 1, 1990
              (5) 10(f) Security Agreement between Consulier and Mosler dated
              April 16, 1990 (5) 10(g) Purchase and Sale Agreement between
              Consulier and Mosler Auto Care Center, Inc., regarding sale of automobile business (7)
10(h)         Promissory Note of Mosler Auto Care Center, Inc., dated March 31,
              1990, regarding sale of automobile business (2)
10(i)         Research and Development Funding Agreement between Mosler Auto
              Care Center, Inc., and Consulier dated April 1, 1990 (3)
10(j)         Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)
10(k)         Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)
10(m)         Promissory Note of Warren B. Mosler for $2,500,000 dated December
              31, 1989 regarding sale of real estate (2)
10(n)         Mortgage Indenture regarding Bonds and Class B Warrants dated June
              30, 1989 (8)
10(o)         Agreement between Mosler Auto Care Center, Inc., and Consulier dated October 31, 1993, relinquishing Consulier's option to repurchase the automobile business in exchange for option to purchase U.S. Electricar, Inc. restricted stock at $.50 per share, and for the right to future royalty payments (9)
10(p)         Royalty Agreement, Covenant Not to Compete and Security Agreement
              between Mosler Auto Care Center, Inc., and U.S. Electricar, Inc.,
              dated October 31, 1993 (9)


10(q)         Employment Agreement dated May 16, 1994, between George E. Mount and Consulier wherein George E. Mount is hired as President and
              CEO for a term of two years (10)
10(r)         Purchase and Royalty Agreement between Masters Marketing and
              Development, Inc., and Southeast Automotive Acquisition
              Corporation, dated April 11, 1996, concerning CRA-Z Soap hand cleaner.
11            Statement regarding computation of earnings per share (see page
              E-3)
20            Notice of  corporate action regarding election of new directors (4)
21            List of subsidiaries of Consulier (see page E-4)
27            Financial Data Schedule (for SEC use only).
99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)


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