Form 10QSB
period 1997-03-31
CONSULIER ENGINEERING INC
filed 1997-05-14
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997


     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


Commission file number 0-17756
                       -------


                           Consulier Engineering, Inc.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Florida                                                59-2556878
 -------------------------------                             ------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


    169 Tequesta Drive - Suite 31E
    Tequesta, FL                                                    33469
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (407) 745-9149
                ------------------------------------------------
                (Issuer's telephone number, Including area code)



               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


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

AS OF MAY 9, 1997, THERE WERE 2,499,495 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION
------------------------------

                                                                       PAGE
                                                                       ----
[S]                                                                    [C]
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         March 31, 1997 (Unaudited)
         and December 31, 1996 ....................................      3

        Consolidated Statements of Income at
         three month periods ended March 31,
         1997 and 1996 (Unaudited) ................................      4

        Consolidated Statements of Cash Flows at
         three month periods ended March 31, 1997
         and 1996 (Unaudited) .....................................      5

        Notes to Consolidated Financial
         Statements (Unaudited) ...................................      6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ...............................      8



PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings ........................................     11

Item 2.  Changes in Securities ....................................     11

Item 3.  Defaults upon Senior Securities ..........................     11

Item 4.  Submission of Matters to Vote of
                  Security Holders ................................     11

Item 5.  Other information ........................................     11

Item 6.  Exhibits and Reports on Form 8-K .........................     11


SIGNATURE .........................................................     13

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,         December 31,
                                                         1997               1996
                                                      ---------         ------------
    ASSETS

Current:
  Cash (Notes 1 and 5)                               $   683,381       $   557,639
  Receivables (Note 2)                                   679,839           676,383
  Receivables - related parties (Note 11(a))             718,507           666,859
  Note receivable - related parties (Note 11(c))         430,559           430,558
  Inventories  (Notes 1 and 3)                         2,507,158         2,383,976
  Other current assets                                     5,633             4,213
                                                     -----------       -----------

        Total current assets                           5,025,077         4,719,628

Property and equipment, net of
    accumulated depreciation of $574,990
    in 1997 and $550,457 in 1996                         288,559           237,190
Limited partnership interest (Notes 1 and 5)           2,129,388         2,124,148
Note receivable - related parties (Note 11(b))         1,741,798         1,741,797
Patents and other assets                                  19,378            21,480
                                                     -----------       -----------

                                                     $ 9,204,200       $ 8,844,243
                                                     ===========       ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Current :
  Accounts payable and accruals                      $   355,622       $   188,663
  Income taxes (Notes 1 and 8)                           104,326            93,939
  Notes payable - banks (Note 6(a))                      401,191           402,018
  Note payable - related parties (Note 6(c))             282,597           282,597
                                                     -----------       -----------

        Total current liabilities                      1,143,736           967,217

  Bonds payable (Note 6(b))                            1,275,000         1,275,000
  Deferred income taxes (Notes 1 and 8)                   14,766            14,766
                                                     -----------       -----------

        Total liabilities                              2,433,502         2,256,983
                                                     -----------       -----------


STOCKHOLDERS' EQUITY: (Notes 1 and 9)
  Common stock of $.01 par value:
    Authorized --- 5,000,000 shares;
    Issued --- 2,562,033 shares                           25,620            25,620
  Additional paid-in capital (Note 9(c))               2,881,823         2,881,823
  Retained earnings                                    4,071,205         3,887,767
                                                     -----------       -----------

                                                       6,978,648         6,795,210
  Less treasury stock at cost - 62,538 shares
     in 1997 and 1996                                   (207,950)         (207,950)
                                                     -----------       -----------

        Total stockholders' equity                     6,770,698         6,587,260
                                                     -----------       -----------

                                                     $ 9,204,200       $ 8,844,243
                                                     ===========       ===========


          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                1997           1996
                                                             ---------      -----------
REVENUES:
  Net sales                                                  $ 844,107       $ 797,544
  Commission income                                               --               100
                                                             ---------       ---------

                                                               844,107         797,644
                                                             ---------       ---------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                           493,952         522,678
  Selling, general and
    administrative                                             383,658         265,668
  Research and development expense                              29,404          45,348
                                                             ---------       ---------

                                                               907,014         833,694
                                                             ---------       ---------

    Operating loss                                             (62,907)        (36,050)
                                                             ---------       ---------

OTHER INCOME (EXPENSE):
  Investment income - related party                            299,901         377,797
  Interest income - related parties                             87,187          80,572
  Interest expense - other                                     (40,493)        (24,733)
  Other income                                                   6,750           4,000
                                                             ---------       ---------

                                                               353,345         437,636
                                                             ---------       ---------


Income before income taxes                                     290,438         401,586
Income taxes (Notes 1 and 8)                                   107,000         135,000
                                                             ---------       ---------

Net income                                                   $ 183,438       $ 266,586
                                                             =========       =========

Net income per share                                         $    0.07       $    0.11
                                                             =========       =========





          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three Months Ended
                                                                                     March 31,
                                                                             ------------------------
                                                                               1997            1996
                                                                             --------        --------
OPERATING ACTIVITIES:
Net Income                                                                  $ 183,438       $ 266,586
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                                 24,533          19,557
  Amortization                                                                  2,099           3,552
  Investment income - related party                                          (299,901)       (377,797)
  Investment in the High Risk Opportunities Fund L.P.                            --          (100,000)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables and other current assets               (21,986)        106,973
    (Increase) decrease in inventories                                       (123,182)         29,471
    Increase in accounts payable and accruals                                 166,959           1,549
    Increase in income taxes payable                                           10,387         135,000
                                                                            ---------       ---------

NET CASH USED IN OPERATIONS                                                   (57,653)         84,891
                                                                            ---------       ---------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                       (75,900)           (479)
  Patent development                                                             --              (765)
  Distributions from partnership interests                                    311,769         358,953
  Loans to related parties                                                    (51,647)        (49,988)
                                                                            ---------       ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                     184,222         307,721
                                                                            ---------       ---------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                                              (827)         (1,067)
  Purchase of stock for the treasury and stock options (Note 9(c))               --           (30,000)
                                                                            ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (827)        (31,067)
                                                                            ---------       ---------

INCREASE (DECREASE) IN CASH                                                   125,742         361,545
CASH, BEGINNING OF PERIOD                                                     557,639         321,920
                                                                            ---------       ---------

CASH, END OF PERIOD                                                         $ 683,381       $ 683,465
                                                                            =========       =========





          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                                      March 31,       December 31,
                                        1997              1996
                                    -----------       -----------

Raw materials                       $    13,800       $    63,235
Work-in-process                            --                --
Finished goods                        2,537,358         2,364,741
Obsolescence reserve                    (44,000)          (44,000)
                                    -----------       -----------
                                    $ 2,507,158       $ 2,383,976
                                    ===========       ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $5,241 for the quarter ended March 31, 1997. These investment's are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):


                                    Three Months Ended
                                          March 31,
                                     1997         1996
                                    ------------------
Revenue                             $9,130      $8,560
Costs and expenses                   4,348       3,684
                                    ------      ------
Net income                          $4,782      $4,876
                                    ======      ======
Consulier's share of
   earnings                         $  295      $  376
                                    ======      ======



Consulier owned approximately 10% and 13% of AVM's capital as of March 31, 1997 and 1996, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 8% of AVM's earnings at March 31, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced a decrease in net income for the first quarter of 1997. Net income decreased $83,148 or 31% to $183,438 from $266,586 in 1996. Revenues increased 6% or $46,463 in the first quarter of 1997 compared to 1996, reflecting continued growth.

During 1997 CEI direct expenditures on research and development totaled $29,404. This represents a decrease of 35% from 1996 direct expenditures of $45,348.

Consolidated selling, general and administrative expenses increased 44% in the first quarter from $265,668 to $383,658. The primary reason these expenses increased was the expense associated with introducing a new product, CRA-Z Soap Hand Cleaner, in the national market. Additional warehouse rental space for increased inventory was added along with additional staff. Also, printing of promotional materials and advertising in national publications increased significantly.

Sales of the company's Southeast automotive parts wholesale subsidiary increased 6% to $842,307 in the quarter due to the continued introduction of new products. Southeast's cost of goods sold decreased to 57% of sales in the quarter from 63% in the first quarter of 1996. Gross profit increased 26% in the quarter to $364,655 but pretax earnings decreased $99,071 to $24,298 for the quarter due to the increased expenses associated with CRA-Z Soap Hand Cleaner. Management anticipates increased sales of CRA-Z Soap in the last half of 1997.

Investment income from Consulier's AVM limited partnership interest and HRO interest was $299,901 in the first quarter of 1997, a 21% decrease from 1996 income of $377,797. On October 1, 1996 Consulier reduced its partnership interest in AVM by $292,403. The first quarter annualized return on investments was 59% compared to 66% in the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

Current assets at March 31, 1997 were $5,025,077, an increase of $305,449 from December 31, 1996. An increase of $125,742 in cash, $123,182 in inventory and $51,648 in receivables were the reasons for the increase. Current liabilities increased $176,519 due to an increase in taxes payable and accounts payable. On April 25, 1997, Southeast Automotive purchased a 47,000 square foot industrial warehouse in Medley, Florida for $1.1 million which it will use as its distribution center and headquarters. The company used its credit line with Chase Manhattan Bank of New York to fund this purchase. Management believes that a positive cash flow will continue through at least December 31, 1997, assuming continued positive cash flow generated by Consulier's investment in AVM.

FUTURE OUTLOOK

In April 1997, Michael G. Maguire, former Marketing Manager, assumed the position of President and Chief Executive Officer of Consulier Engineering, Inc. Mr. Charles Spaeth, former President and CEO will remain as a Director of the Company and continue as Chief Engineer.

Consulier expects improvement in the operating results of its automotive parts wholesale distribution business due to expanded product lines and the signing of new supply contracts. Southeast intends to expand its business through the introduction of new product lines and development of a wider customer base.

Consulier Engineering, Inc. is continuing to develop several of its potential products and patented technologies. No additional development of the Lug-Remov-R(TM) torque multiplying wrench will take place at this time. Because of the number of competing, low cost products introduced in the last several years for the purpose of automotive lug removal, this project will be dormant unless a new application can be identified. Development of the TigerTail(TM) winch will continue. Test evaluations were completed on our improved design. Wear and distress was found on gear teeth and one of the journals. Design modifications are being made to eliminate these problems. Additionally, other refinements planned for incorporation are adding the capability to "free spool" and adding alternatives to the webbing or strapping being used for our basic design. Several companies have shown interest in working with Consulier in testing the Hyperoll(TM) ball screw and possibly adding it to their product line through some sort of licensing arrangement. We plan to continue working to develop a strategic business relationship with a company in the ball screw industry. Consulier has carried the development of Hyperoll(TM) as far as we can without assistance from some company knowledgeable in the business.

On May 9, 1997, Consulier consumated a contract for the purchase of six patents for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A new Florida based corporation is being established to develop, manufacture, sell and distribute the patented products. This corporation, tentatively called C-6 Products, Inc., will be a wholly owned subsidiary of Consulier Engineering, Inc. Consulier has also taken the additional step of contracting an exclusive sales agreement with Gugel Enterprise, Inc. for marketing services necessary to service large retailers and wholesalers.

Consulier is actively developing its potential products and patented technologies. Development efforts continue on the Hyperoll ballscrew, as well as on the TigerTail winch. Consulier's general approach has been to establish licensing agreements with various companies to generate royalty revenues or to sell the product's intellectual rights outright. In today's environment, that approach is proving nonproductive. To increase the value of intellectual rights, most concepts or ideas must be carried all the way to production with sales contracts secured before the intellectual rights have a marketable value.

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

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

As of March 31, 1997, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


Item 2.  CHANGES IN SECURITIES

During the first quarter of the fiscal year ending December 31, 1997 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

During the first quarter of the fiscal year ending December 31, 1997 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

Item 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the first quarter of the fiscal year ending December 31, 1997, the Company did not submit any matters to a vote of security holders.


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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

          EXHIBIT       DESCRIPTION
          -------       -----------

             11         Statement regarding computation of
                        earnings per share

             27         Financial Data Schedule (for SEC use only)

(b)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 1997.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CONSULIER ENGINEERING, INC.

                                                    (Registrant)




                                                /s/  Ralph D. Butler
                                              -------------------------
Date:  May 12, 1997                                  Ralph D. Butler
                                                  Secretary/Treasurer
                                                Chief Financial Officer