Form 10QSB
period 1997-06-30
CONSULIER ENGINEERING INC
filed 1997-08-13
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

   [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

   [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT

Commission file number 0-17756
                       ---------------------------------------------------------

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                       59-2556878
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

   169 Tequesta Drive - Suite 31E
   Tequesta, FL                                              33469
----------------------------------------                   ----------
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

AS OF AUGUST 5, 1997, THERE WERE 2,484,645 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                            PAGE
------------------------------                            ----

Item 1.  Financial Statements

        Consolidated Balance Sheets at
         June 30, 1997 (Unaudited)
         and December 31, 1996 . . . . . . . . . . . . . .  3

        Consolidated Statements of Income at
         three and six month periods ended June 30,
         1997 and 1996 (Unaudited) . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows at
         six month periods ended June 30, 1997
         and 1996 (Unaudited)  . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial
         Statements (Unaudited)  . . . . . . . . . . . . .  6

Item 2.  Management's Discussion and Analysis or
          Plan of Operation  . . . . . . . . . . . . . . .  8

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 11

Item 2.  Changes in Securities . . . . . . . . . . . . . . 11

Item 3.  Defaults upon Senior Securities . . . . . . . . . 11

Item 4.  Submission of Matters to Vote of Security
          Holders  . . . . . . . . . . . . . . . . . . . . 11

Item 5.  Other information . . . . . . . . . . . . . . . . 11

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . 11

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 13
---------

                 CONSULIER ENGINEERING, INC. AND SUBSIDIARITES

                          CONSOLIDATED BALANCE SHEETS


                                                    JUNE 30,       DECEMBER 31,
            ASSETS                                    1997            1996
-------------------------------                  --------------   --------------
                                                   (UNAUDITED)
CURRENT:
 Cash (Notes 1 and 5)                                 $170,063         $557,639
 Receivables (Note 2)                                  717,633          676,383
 Receivables - related parties (Note 11(a))            775,957          666,859
 Notes receivable - related parties (Note 11(c))       430,559          430,558
 Inventories (Notes 1 and 3)                         2,660,050        2,383,976
 Other current assets                                  104,653            4,213
                                                   -----------       ----------

    TOTAL CURRENT ASSETS                             4,858,915        4,719,628

Property and equipment, net of
 accumulated depreciation of $599,200
 in 1997 and $550,457 in 1996                        1,386,679          237,190
Limited partnership interest (Notes 1 and 5)         2,136,295        2,124,148
Note receivable - related parties (Note 11(b))       1,741,798        1,741,797
Patents and other assets                               107,836           21,480
                                                   -----------       ----------

                                                   $10,231,523       $8,844,243
                                                   ===========       ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                       $295,846         $188,663
  Income taxes (Notes 1 and 8)                          45,262           93,939
  Notes payable - banks (Note 6(a))                  1,400,345          402,018
  Notes payable - related parties (Note 6(c))          282,597          282,597
                                                   -----------       ----------

    TOTAL CURRENT LIABILITIES                        2,024,050          967,217

Bonds payable (Note 6(b))                            1,275,000        1,275,000
Deferred income taxes (Notes 1 and 8)                   14,766           14,766
                                                   -----------       ----------


    TOTAL LIABILITIES                                3,313,816        2,256,983
                                                   -----------       ----------

STOCKHOLDERS' EQUITY: (NOTES 1 AND 9)
 Common stock of $.01 par value:
  Authorized -- 5,000,000 shares;
  Issued -- 2,562,033 shares                            25,620           25,620
 Additional paid-in capital (Note 9(c))              2,881,823        2,881,823
 Retained earnings                                   4,253,393        3,887,767
                                                   -----------       ----------

                                                     7,160,836        6,795,210

 Less treasury stock at cost - 71,238 shares
  in 1997 and 62,538 shares in 1996                   (243,129)        (207,950)
                                                   -----------       ----------

    TOTAL STOCKHOLDERS' EQUITY                       6,917,707        6,587,260
                                                   -----------       ----------

                                                   $10,231,523       $8,844,243
                                                   ===========       ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                   UNAUDITED



                                                THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     JUNE 30,                                JUNE 30,
                                            -------------------------               --------------------------

                                               1997           1996                     1997            1996
                                            ----------     ----------               ----------      ----------
REVENUES:
 Net sales                                  $  923,609     $1,056,911               $1,767,716      $1,854,455
 Commission income                                  --            915                       --           1,015
                                            ----------     ----------               ----------      ----------

                                               923,609      1,057,826                1,767,716       1,855,470
                                            ----------     ----------               ----------      ----------

OPERATING COSTS AND EXPENSES:
 Cost of goods sold                            555,407        651,284                1,049,359       1,173,962
 Selling, general and
  administrative                               432,785        304,010                  816,443         569,678
 Research and development expense               51,646         45,116                   81,050          90,464
                                            ----------     ----------               ----------      ----------

                                             1,039,838      1,000,410                1,946,852       1,834,104
                                            ----------     ----------               ----------      ----------

  Operating (loss) income                     (116,229)        57,416                 (179,136)         21,366
                                            ----------     ----------               ----------      ----------

OTHER INCOME (EXPENSE):
 Investment income - related party             350,747        347,562                  650,648         725,359
 Interest income - related parties              86,926         85,866                  174,113         166,438
 Interest expense - other                      (53,806)       (24,731)                 (94,299)        (49,464)
 Other income                               $   13,486             --                   20,236           4,000
                                            ----------     ----------               ----------      ----------

                                               397,353        408,697                  750,698         846,333
                                            ----------     ----------               ----------      ----------

 Income before income taxes                    281,124        466,113                  571,562         867,699
 Income taxes (Notes 1 and 8)                   98,936        200,775                  205,936         335,775
                                            ----------     ----------               ----------      ----------

 Net income                                 $  182,188     $  265,338               $  365,626      $  531,924
                                            ==========     ==========               ==========      ==========

 Net income per share                       $     0.07     $     0.11               $     0.15      $     0.21
                                            ==========     ==========               ==========      ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   UNAUDITED


                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                  ----------------------
                                                                    1997         1996
                                                                  ----------  ----------
OPERATING ACTIVITIES:
Net income                                                          $365,626   $531,924
Adjustments to reconcile net income to net
cash used in operations:
 Depreciation                                                         48,744     37,027
 Amortization                                                          8,804      7,123
 Investment income - related party                                  (650,648)  (725,359)
 Investment in the High Risk Opportunities Fund L.P.                      --   (100,000)
 Changes in operating assets and liabilities:
  (Increase) in receivables and other current assets                (148,573)  (310,735)
  (Increase) in inventories                                         (276,074)  (543,936)
  (Increase) in other assets                                         (95,162)        --
  Increase in accounts payable and accruals                          107,183     86,848
  (Decrease) increase in income taxes payable                        (48,677)   335,775
                                                                   ---------   --------


NET USED IN OPERATIONS                                              (688,777)  (681,333)
                                                                   ---------   --------


INVESTING ACTIVITIES:
 Property and equipment additions, net of dispositions            (1,198,231)    (3,212)
 Distributions from partnership interest                             645,382    602,467
 Loans to related parties                                           (109,098)   (49,988)
                                                                   ---------   --------


NET CASH PROVIDED BY INVESTING ACTIVITIES                           (661,947)   549,267
                                                                   ---------   --------


FINANCING ACTIVITIES:
 Repayment of bank and other loans                                    (1,673)    (2,133)
 Borrowings                                                        1,000,000    275,000
 Purchase of stock for the treasury and stock options
   (Note 9(c))                                                       (35,179)   (36,944)
                                                                   ---------   --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  963,148    235,923
                                                                   ---------   --------

INCREASE (DECREASE) IN CASH                                         (387,576)   103,857
CASH, BEGINNING OF PERIOD                                            557,639    321,920
                                                                   ---------   --------

CASH, END OF PERIOD                                                 $170,063   $425,777
                                                                   =========   ========


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

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation, C-6 Products, Inc. and Consulier Business Services, Inc. All intercompany balances and transactions have been eliminated.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                 June 30,    December 31,
                                   1997          1996
                               ----------    ------------

  Raw materials                $   47,545    $    63,235
  Work-in-process                      --             --
  Finished goods                2,656,505      2,364,741
  Obsolescence reserve            (44,000)       (44,000)
                               ----------    -----------
                               $2,660,050    $ 2,383,976
                               ==========    ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $6,906 for the quarter ended June 30, 1997 and $12,147 year to date. These investment's are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                     Three Months Ended      Six Months Ended
                         June 30,                June 30,
                     ------------------     -----------------
                       1997      1996         1997      1996
                     ------------------     -----------------

Revenues               $10,122  $ 9,146     $19,251   $17,706
Costs and expenses       4,495    4,673       8,842     8,357
                       -------  -------     -------   -------

Net income             $ 5,627  $ 4,473     $10,409   $ 9,349
                       =======  =======     =======   =======

Company's share of
          net income   $   344  $   337     $   639   $   713
                       =======  =======     =======   =======



Consulier owned approximately 10% and 13% of AVM's capital as of June 30, 1997 and 1996, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 8% of AVM's earnings at June 30, 1997 and 1996, respectively.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced a decrease in net income for the second quarter of 1997 and also year to date. For the second quarter, net income decreased $83,150 or 31% to $182,188 from $265,338 in the second quarter of 1996. Year to date, net income decreased $166,298 or 31% to $365,626 from $531,924 in 1996. Revenues decreased $134,217 in the second quarter of 1997 compared to 1996. Revenues year to date decreased $87,754. Engineering consulting revenues declined along with a slowdown in sales of the company's Southeast automotive parts wholesale subsidiary.

Research and Development expenditures increased 14% in the second quarter to $51,646 from $45,116 in 1996. Year to date R&D expenditures are $81,050 in 1997 compared to $90,464 in 1996. One of the primary reasons R&D increased in the second quarter was the formation of C-6 Products, Inc., a wholly owned subsidiary of CEI, in May 1997. C-6 Products was formed to engineer, develop and produce the Tool Topper(TM) and hand-held powered hacksaw.

Consolidated selling, general and administrative expenses increased 42% in the second quarter from $304,010 to $432,785 and increased 43% from $569,678 to $816,443 in the first six months of 1997 compared to 1996. The primary reason these expenses increased was the expense associated with introducing a new product, CRA-Z Soap Hand Cleaner, in the national market. Additional warehouse rental space for increased inventory was added along with additional staff. Also, printing of promotional materials and advertising in national publications increased significantly. Also, C-6 Products had marketing and consulting expenditures of $32,618 in the quarter.

On April 25, 1997, The company's subsidiary, Southeast Automotive closed on the purchase of a 47,000 square foot industrial warehouse in Medley, Florida, for $1,100,000. The building is currently being remodeled and will house Southeast's tool manufacturing operations, the automotive distribution business and offices for its financial and administrative personnel. Southeast will also lease approximately 10,000 square feet to an unrelated corporation. It is anticipated that at the end of August the move to the new facilities will begin to take place.

Investment income from Consulier's AVM limited partnership interest and HRO interest was $650,648 in the first six months of 1997, a 10% decrease from 1996 income of $725,359. On October 1, 1996 Consulier reduced its partnership interest in AVM by $292,403. The annualized return on investments was 61% compared to 62% in the six months of last year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, Consulier's cash and cash equivalents decreased $387,576. Cash used in operating activities remained basically the same for the first six months of 1997 compared to 1996. Cash used for investing activities reflects the acquisition of the building in Medley, Florida. Cash provided by financing activities primarily reflects the proceeds of the Chase Manhattan credit line loan.

The ability of Consulier to continue to generate cash flow in excess of its normal operating repuirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) design work, review of drawings for plastic molding feasibility,proper draft angles, ease of manufacture, develop prototype models for design verification and marketing purposes and send drawings to several major plastics molding companies for product price estimates and estimated tooling costs and timing.

FUTURE OUTLOOK

On May 9, 1997, C-6 Products, Inc. (C-6), a wholly owned subsidiary of Consulier Engineering, Inc. which was formed on May 16, 1997, entered into a patent sale and royalty agreement, and, a marketing and consulting agreement with Gugel Enterprise, Inc., (Gugel).

Under the terms of the agreements C-6 agreed to purchase from Gugel the rights, title and interest in patents, accessories and other products related to the patents. In exchange, Gugel, for a period of two years, commencing on May 1, 1997, shall receive, on a monthly basis, $16,309. Under certain conditions, Gugel may renew the agreement, for a period of twelve months. However, if those conditions are not met, the renewal will be for twelve months with a clause allowing for a thirty day notice of intent to terminate by either party added. In addition to the monthly payment, Gugel received a one time set-up fee of $21,289.

C-6 will manufacture or supply goods, equipment and/or services for those patents which C-6 agreed to purchase and Gugel will act as exclusive sales representative to certain types of customers in accordance with specific terms and conditions, as set forth in the agreement.

The six patents are for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A new Florida based corporation was established to develop, manufacture, sell and distribute the patented products. This corporation is called C-6 Products, Inc., and is a wholly owned subsidiary of Consulier Engineering, Inc. Consulier has also taken the additional step of contracting an exclusive sales agreement with Gugel Enterprise, Inc. for marketing services necessary to service large retailers and wholesalers.

On June 6, 1997, Southeast Automotive Acquisition Corporation (Southeast), entered into an agreement with Masters Marketing and Development, Inc. (Masters), whereby Southeast would purchase, over the course of not less than eleven months nor more than thirty three months, CRA-Z Soap in the amount of $1,986,970, which price to be adjusted to reflect any increase in manufacturing costs incurred by Masters.

The term of the agreement commenced in August 1997 with the first shipment of CRA-Z Soap from Masters to Southeast.

This agreement, dated June 6, 1997, which supercedes all other agreements between Southeast and Masters, increases the royalty that Southeast is to receive for all sales of CRA-Z Soap other than to Southeast from 3.5% to 5% and relieves Southeast from paying a previously agreed upon royalty for CRA-Z Soap previously recorded in inventory.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1997, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of the fiscal year ending December 31, 1997 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the second quarter of the fiscal year ending December 31, 1997 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY
         HOLDERS

During the second quarter of the fiscal year ending December 31, 1997, the Company did not submit any matters to a vote of security holders.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         EXHIBIT        DESCRIPTION
         -------        -----------

            11          Statement regarding computation of
                        earnings per share

            27          Financial Data Schedule (for SEC use only)

(b)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 1997.

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

                                              CONSULIER ENGINEERING, INC.
                                              ---------------------------
                                                      (Registrant)




                                              /s/  RALPH D. BUTLER
                                              ---------------------------
Date:  August 12, 1997                             Ralph D. Butler
                                                 Secretary/Treasurer
                                               Chief Financial Officer