Form 10QSB
period 1997-09-30
CONSULIER ENGINEERING INC
filed 1997-11-13
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
    [ X ]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

    [   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

Commission file number 0-17756
                       ---------------------------------------------------------

                           Consulier Engineering, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                              59-2556878
--------------------------------------  ----------------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                Identification No.)

   169 Tequesta Drive - Suite 31E
   Tequesta, FL                                          33469
----------------------------------------               --------
(Address of principal executive offices)               (Zip Code)


                                 (561) 745-9149
--------------------------------------------------------------------------------
                (Issuer's telephone number, Including area code)


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

As of November 3, 1997, there were 2,444,459 outstanding shares of common stock, par value $0.01 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                           PAGE
                                                           ----
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         September 30, 1997 (Unaudited)
         and December 31, 1996 . . . . . . . . . . . . . .  3

        Consolidated Statements of Income at
         three and nine month periods ended September 30,
         1997 and 1996 (Unaudited) . . . . . . . . . . . .  4

        Consolidated Statements of Cash Flows at
         nine month periods ended September 30, 1997
         and 1996 (Unaudited)  . . . . . . . . . . . . . .  5

        Notes to Consolidated Financial
         Statements (Unaudited)  . . . . . . . . . . . . .  6


Item 2.  Management's Discussion and Analysis or
              Plan of Operation  . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 12

Item 2.  Changes in Securities . . . . . . . . . . . . . . 12

Item 3.  Defaults upon Senior Securities . . . . . . . . . 12

Item 4.  Submission of Matters to Vote of Security
                  Holders  . . . . . . . . . . . . . . . . 12

Item 5.  Other information . . . . . . . . . . . . . . . . 12

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . 13


SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . 14

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,     December 31,
                  ASSETS                                  1997              1996
------------------------------------------------      ------------      ------------
                                                      (Unaudited)
Current :
  Cash (Notes 1 and 5)                                $     54,912      $    557,639
  Receivables (Note 2)                                     746,790           676,383
  Receivables - related parties (Note 11(a))               835,680           666,859
  Notes receivable - related parties (Note 11(c))          430,559           430,558
  Inventories  (Notes 1 and 3)                           2,922,760         2,383,976
  Other current assets                                     108,240             4,213
                                                      ------------      ------------
        Total current assets                             5,098,941         4,719,628

Property and equipment, net of
    accumulated depreciation of $562,135
    in 1997 and $550,457 in 1996                         1,500,500           237,190
Limited partnership interest (Notes 1 and 5)             2,140,319         2,124,148
Note receivable - related parties (Note 11(b))           1,741,798         1,741,797
Patents and other assets                                   102,415            21,480
                                                      ------------      ------------
                                                      $ 10,583,973      $  8,844,243
                                                      ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------
LIABILITIES:
 Current :
  Accounts payable and accruals                       $    232,127      $    188,663
  Income taxes (Notes 1 and 8)                              48,597            93,939
  Notes payable - banks (Note 6(a))                      1,760,000           402,018
  Notes payable - related parties (Note 6(c))              374,926           282,597
                                                      ------------      ------------
        Total current liabilities                        2,415,650           967,217

  Bonds payable (Note 6(b))                              1,275,000         1,275,000
  Deferred income taxes (Notes 1 and 8)                     14,765            14,766
                                                      ------------      ------------
        Total liabilities                                3,705,415         2,256,983
                                                      ------------      ------------


STOCKHOLDERS' EQUITY: (Notes 1 and 9)
  Common stock of $.01 par value:
    Authorized --- 5,000,000 shares;
    Issued --- 2,562,033 shares                             25,620            25,620
  Additional paid-in capital (Note 9(c))                 2,881,823         2,881,823
  Retained earnings                                      4,345,603         3,887,767
                                                      ------------      ------------

                                                         7,253,046         6,795,210
  Less treasury stock at cost - 101,648 shares
     in 1997 and 62,538 shares in 1996                    (374,488)         (207,950)
                                                      ------------      ------------
        Total stockholders' equity                       6,878,558         6,587,260
                                                      ------------      ------------
                                                      $ 10,583,973      $  8,844,243
                                                      ============      ============


          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED




                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                     --------------------------    --------------------------
                                         1997           1996           1997           1996
                                     -----------    -----------    -----------    -----------
Revenues:
  Net sales                          $   733,170    $   864,564    $ 2,500,886    $ 2,719,019
  Commission income                         --             --             --            1,015
                                     -----------    -----------    -----------    -----------

                                         733,170        864,564      2,500,886      2,720,034
                                     -----------    -----------    -----------    -----------

Operating costs and expenses:
  Cost of goods sold                     363,818        588,061      1,413,177      1,762,023
  Selling, general and
    administrative                       559,970        366,418      1,376,413        936,096
  Research and development expense        42,938         37,927        123,988        128,391
                                     -----------    -----------    -----------    -----------

                                         966,726        992,406      2,913,578      2,826,510
                                     -----------    -----------    -----------    -----------

    Operating (loss)                    (233,556)      (127,842)      (412,692)      (106,476)
                                     -----------    -----------    -----------    -----------

Other income (expense):
 Investment income - related party       344,502        752,022        995,150      1,477,381
 Interest income - related parties        88,433         72,215        262,546        238,653
 Interest expense - other                (63,237)       (25,004)      (157,536)       (74,468)
 Other income                        $    26,360    $    11,788         46,596         15,788
                                     -----------    -----------    -----------    -----------

                                         396,058        811,021      1,146,756      1,657,354
                                     -----------    -----------    -----------    -----------

Income before income taxes               162,502        683,179        734,064      1,550,878
Income taxes                              70,293        247,866        276,229        583,641
                                     -----------    -----------    -----------    -----------

Net income                           $    92,209    $   435,313    $   457,835    $   967,237
                                     ===========    ===========    ===========    ===========

Net income per share                 $      0.04    $      0.17    $      0.18    $      0.38
                                     ===========    ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                         Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        1997             1996
                                                                    -----------      -----------
OPERATING ACTIVITIES:
Net income                                                          $   457,835      $   967,237
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                           63,009           71,976
  Amortization                                                           14,227           10,599
  Investment income - related party                                    (995,150)      (1,477,381)
  Investment in the High Risk Opportunities Fund L.P.                      --           (117,785)
  Changes in operating assets and liabilities:
   (Increase)  decrease in receivables and other current assets         (84,901)          34,421
   (Increase)  in inventories                                          (538,784)      (1,154,934)
   (Increase)  in other assets                                          (89,741)            --
   Increase  in accounts payable and accruals                            43,464          118,986
   (Decrease) increase in income taxes payable                          (45,342)         142,641
                                                                    -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                                (1,175,383)      (1,404,240)
                                                                    -----------      -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions              (1,326,321)         (47,876)
  Distributions from partnership interest                               884,025        1,167,725
  Loans to related parties                                             (168,821)        (152,794)
                                                                    -----------      -----------

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                       (611,117)         967,055
                                                                    -----------      -----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                                      (2,018)          (3,199)
  Borrowings                                                          1,452,329          575,000
  Purchase of stock for the treasury and stock options                 (166,538)         (36,944)
                                                                    -----------      -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,283,773          534,857
                                                                    -----------      -----------

(DECREASE) INCREASE IN CASH                                            (502,727)          97,672
CASH, BEGINNING OF PERIOD                                               557,639          321,920
                                                                    -----------      -----------

CASH, END OF PERIOD                                                 $    54,912      $   419,592
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



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:




                                             September 30,          December 31,
                                                 1996                   1997
                                             ------------           -----------

Raw materials                                 $    71,154           $    63,235
CRA-Z Soap                                      1,898,788             1,606,006
Finished goods                                    996,818               758,735

Obsolescence reserve                              (44,000)              (44,000)
                                              -----------           -----------

                                              $ 2,922,760           $ 2,383,976

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $4,024 for the quarter ended September 30, 1997 and $16,171 year to date. These investment's are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):


                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1997         1996         1997         1996
                                  --------------------      --------------------
Revenues                          $10,305      $14,987      $29,556      $32,694
Costs and expenses                  4,561        5,126       13,403       13,483
                                  -------      -------      -------      -------

Net income                        $ 5,744      $ 9,861      $16,153      $19,211
                                  =======      =======      =======      =======

Company's share of
          net income              $   340      $   747      $   978      $ 1,460
                                  =======      =======      =======      =======



Consulier owned approximately 9% and 12% of AVM's capital as of June 30, 1997 and 1996, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 8% of AVM's earnings at September 30, 1997 and 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("CEI") experienced a decrease in net income for the third quarter of 1997 and also year to date. For the third quarter, net income decreased $343,104 or 79% to $92,209 from $435,313 in the third quarter of 1996. Year to date, net income decreased $509,402 or 53% to $457,835 from $967,237 in 1996. Revenues decreased $131,394 in the third quarter of 1997 compared to 1996. Revenues year to date decreased $218,133. Engineering consulting revenues declined along with a slowdown in sales of the company's Southeast automotive parts wholesale subsidiary.

Research and Development expenditures increased 12% in the third quarter to $42,938 from $37,927 in 1996. Year to date R&D expenditures are $123,988 in 1997 compared to $128,391 in 1996. One of the primary reasons R&D increased in the third quarter was the formation of C-6 Products, Inc., a wholly owned subsidiary of CEI, in May 1997. C-6 Products was formed to engineer, develop and produce the Tool TopperTM and hand-held powered hacksaw.

Consolidated selling, general and administrative expenses increased 53% in the third quarter from $366,418 to $559,970 and increased 47% from $936,096 to $1,376,413 in the first nine months of 1997 compared to 1996. The primary reason these expenses increased was the expense associated with introducing a new product, CRA-Z Soap Hand Cleaner, in the national market. Additional warehouse rental space for increased inventory was added along with additional staff. Also, printing of promotional materials and advertising in national publications increased significantly. Also, C-6 Products had marketing and consulting expenditures of $98,234 in the quarter and $116,366 year to date.

On April 25, 1997, The company's subsidiary, Southeast Automotive closed on the purchase of a 47,000 square foot industrial warehouse in Medley, Florida, for $1,100,000. The building is currently being remodeled and will house Southeast's tool manufacturing operations, the automotive distribution business and offices for its financial and administrative personnel. Southeast will also lease approximately 10,000 square feet to an unrelated corporation in January 1998. The move was completed in the third quarter and all leased space turned over to the landlords.

Investment income from Consulier's AVM limited partnership interest and HRO interest was $995,150 in the first nine months of 1997, a 33% decrease from 1996 income of $1,477,381. On October 1, 1996 Consulier reduced its partnership interest in AVM by $292,403 which reduced the income distribution in 1997. The annualized return on investments was 63% year to date compared to 85% in the nine months of last year.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, Consulier's cash and cash equivalents decreased $502,727. Working capital decreased $1,069,120 in 1997 primarily due to the acquisition of the building for Southeast Auto. Cash provided by operating activities decreased primarily due to lower income from operations. Cash used for investing activities reflects the acquisition of the building in Medley, Florida along with related improvements. Cash provided by financing activities primarily reflects the proceeds of the Chase Manhattan credit line loan.

The ability of Consulier to continue to generate cash flow in excess of its normal operating repuirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool TopperTM design work, review of drawings for plastic molding feasibility, ease of manufacture, development of prototype models for design verification and marketing purposes and send drawings to several major plastics molding companies for product price estimates and estimated tooling costs and timing.

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

The six patents are for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool TopperTM line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A new Florida based corporation was established to develop, manufacture, sell and distribute the patented products. This corporation is called C-6 Products, Inc., and is a wholly owned subsidiary of Consulier Engineering, Inc. Consulier has also taken the additional step of contracting an exclusive sales agreement with Gugel Enterprise, Inc. for marketing services necessary to service large retailers and wholesalers.

For the nine months of 1997 CRA-Z Soap sales have amounted to $47,436. The Company currently has approximately $1,900,000 of CRA-Z Soap in inventory. The Company purchased this large amount of inventory due to the advantageous price that was offered. If smaller quantities had been ordered from the manufacturer the unit price per bar would have been much higher.

The Company was very optimistic when it contracted to purchase this large amount of inventory that CRA-Z Soap would be an instant success. That has not happened even though everyone in the Company has worked very hard over the last year and a half to make CRA-Z Soap a known product.

Recently, two full time sales representatives have been hired to promote CRA-Z Soap. Plans are to increase the number of sales rep's to ten in the coming year.

The plan is to sell CRA-Z Soap to major distributors that have existing product lines and customers. Also, large international corporation's with multi-location manufacturing plants.

CRA-Z Soap is not only skin friendly, it's also earth friendly. There are no caustic chemicals or environmentally damaging petrochemicals. The product is totally water soluble and biodegradable.

On October 30, 1997, Consulier Engineering, entered into a purchase agreement with Biosafe Systems, LLC to purchase up to forty (40%) percent interest in Biosafe.

Bio Safe Systems, a New Jersey based Limited Liability Corporation, is a start-up company that currently develops and markets environmentally safe products that are alternatives to traditionally toxic pesticides. These products include the Zero Tol brand of products that utilize a formulation using peroxigens as the principal active ingredients. Peroxigen chemistry uses the power of free radical oxidation to kill all forms of microorganisms that may be pathogenic to plants, without causing harm to the plant. Peroxigens immediately bio-degrade upon reacting with either microorganisms or organic material such as soil, into components of oxygen and water; leaving behind no toxic residues.

Consulier paid Bio Safe $70,000 upon execution of the agreement and will pay $16,363.64 monthly for eleven months, a total of $250,000, for a forty percent ownership interest. Bio Safe will use the funds for working capital, advertising and promotion, federal and state product registration, and field trial expenses.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1997, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 2.  CHANGES IN SECURITIES

During the third quarter of the fiscal year ending December 31, 1997 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of the fiscal year ending December 31, 1997 there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

During the third quarter of the fiscal year ending December 31, 1997, the Company did not submit any matters to a vote of security holders.


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

(A)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         EXHIBIT      DESCRIPTION

           11         Statement regarding computation of earnings per share

           27         Financial Data Schedule (for SEC use only)

(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 1997.

SIGNATURE


In accordance with the requirements of the Exchange Act, Consulier Engineering, Inc. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONSULIER ENGINEERING, INC.
                                    ---------------------------
                                          (Registrant)




                                       /s/  Ralph D. Butler
                                    ---------------------------
Date:  November 12, 1997                    Ralph D. Butler
                                          Secretary/Treasurer
                                        Chief Financial Officer