Form 10KSB40
period 1997-12-31
CONSULIER ENGINEERING INC
filed 1998-04-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17756


                           Consulier Engineering, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Florida                                             59-2556878
-------------------------------                          --------------------
(State or other jurisdiction of                            (I.R.S Employer
incorporation or organization)                           Indentification No.)


       169 Tequesta Drive, Suite 31E
       Tequesta, FL                                              33469
-----------------------------------------                --------------------
 (Address of principal executive offices)                     (Zip Code)



                                 (561) 745-9149
                           ---------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:


Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
       None                                          None


         Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK AND REDEEMABLE WARRANTS
                      ------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 1997 totaled $3,320,963.

As of March 23, 1998, there were 2,438,459 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 23, 1998 based on the average bid and asked price of such date was $2,517,672.

                           CONSULIER ENGINEERING, INC.

                         1997 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                       PART I
Item 1.       Description of Business...................................................................   3

Item 2.       Description of Property...................................................................   9

Item 3.       Legal Proceedings.........................................................................   9

Item 4.       Submission of Matters to a Vote of
              Security Holders..........................................................................   9


                                                      PART II

Item 5.       Market for Common Equity and Related
              Stockholder Matters.......................................................................  10

Item 6.       Management's Discussion and Analysis or Plan
              of Operation..............................................................................  11

Item 7.       Financial Statements......................................................................  14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ......................................................  14


                                                     PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act........................................................................ 15

Item 10.      Executive Compensation..................................................................... 16

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management............................................................................. 17

Item 12.      Certain Relationships and Related Transactions............................................. 19

Item 13.      Exhibits and Reports on Form 8-K........................................................... 20



                                     PART I



ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Consulier Engineering, Inc. ("Consulier") was incorporated in June 1985 in Florida. Its principal businesses are the distribution of automobile and truck parts in the automotive and truck after-market, the development of advanced engineering products, and investment activities. The automobile and truck parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation, which is based in Miami, Florida. Consulier's corporate headquarters are located in Tequesta, Florida.

From inception until March 31, 1990, Consulier was engaged in research and development and manufacturing activities relating to a high performance sports car, the Consulier GTP. These operations were not profitable. In April 1990, Consulier sold this business at net book value to Mosler Auto Care Center, Inc. ("MACC"), a corporation wholly owned by Warren B. Mosler ("Mosler"), Consulier's chairman and majority shareholder. Consulier retained the right to repurchase this business at fair value for a five year period. On October 31, 1993, MACC sold the business for restricted stock and production royalty rights. In exchange for waiving its repurchase option, Consulier was granted an option to purchase the restricted stock, and receive all royalty payments (see "Description of Business Segments" - "Discontinued Automobile Manufacturing Segment").

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM and is a general partner of AVM Associates, the general partner of AVM. At December 31, 1997, the limited partnership interest is $2,000,000 and the loan from Mosler was repaid in 1992.

Consulier acquired Southeast Automotive Parts, Inc. of Dade ("Southeast Automotive") on April 1, 1991, through a merger of Southeast Automotive into Southeast Automotive Acquisition Corporation ("Southeast"). Prior to this acquisition, Southeast Automotive was 50% owned by Mosler.

In April 1997 Consulier contracted with Gugel Enterprise, Inc. to purchase six patents for tool and ladder related products. Several of the patents are for work platform and tool holding attachments to ladders. A new Florida corporation named C-6 Products, Inc. ("C-6") was formed to develop, manufacture, sell and distribute the patented products. C-6 is a wholly-owned subsidiary of Consulier. These are now being called the Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws which are powered by 110/220 volt AC, pneumatic and battery power sources.

Consulier contracted with Gugel Enterprise, Inc. for marketing services necessary to sell and distribute the Tool Topper(TM) line.

DESCRIPTION OF BUSINESS SEGMENTS

(1)    AUTOMOTIVE AND TRUCK PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research and development, manufacturing and distribution to the automotive and truck wholesale markets.

PRODUCTS

Southeast's primary products are transmission, engine, torque strut and hydraulic mounts. Southeast sells approximately 200 different after-market mounts for domestic and imported vehicles. Development efforts are directed towards developing mount or strut products which replace two or more original equipment products. For example, the Southeast 2000 mount replaces nine existing General Motors' mounts used in 85 percent of GM's rear wheel drive vehicles produced from 1954 to 1994. Efforts have also been directed to foreign automobiles where 30 new products were developed in 1997 introducing mount products through year 1996 vehicles.

Other products include over 180 automotive flywheels and flexplates, specialty tools and bushings for transmission repair, automotive springs, speedometer gears, accelerator detente and clutch cables, linkage parts, thrust washers, electrical connector plugs and sensor switches, specialty machine shop products and over 100 plastic parts related to transmissions. Southeast is also developing foreign flywheel applications, and is beginning to manufacture aluminum parts for transmission and other automotive applications using three and four axis CNC machining.

Mounts are imported from one primary source and are manufactured to Southeast's specifications, which meet or exceed original equipment specifications. Due to shipping schedules, Southeast attempts to maintain a three months supply of mounts in inventory to service customers.

Flywheels are purchased from USA/OEM. Quantities held in inventory are maintained at minimum levels. The specialty tools for transmission repair are manufactured by Southeast at its Miami facilities. Other products are purchased from a variety of domestic and foreign sources, or are manufactured by Southeast.

Southeast is currently a distributor of CRA-Z Soap Hand Cleaner, a unique heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to all other hand cleaners. Southeast's initial marketing efforts targeted mechanics, spray painters, shop personnel, printers and all other craftsmen. CRA-Z Soap is a high density, long lasting cleaner which is non-toxic and biodegradable. CRA-Z soap comes in bar form only. It is best used with the custom CRA-Z Soap dispenser which grinds four bars into granular form providing approximately 1600 washes. Sales have lagged due to the cost, size and appearance of the dispenser. One 300 gram bar, the form in which CRA-Z Soap is manufactured, outlast two gallons of the leading liquid or paste products. Although CRA-Z Soap is primarily known as a hand cleaner, users have found a myriad of other applications and general uses. These include clothes washing applications and pre-scrubbing, household cleaning, auto, bus and marine washing, etc.

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

Southeast completed the development of a new 137 page mount catalog for distributors in 1998. Distributors are now able to provide this catalog to their customers under their own name. Part numbers have been simplified and to the extent possible made generic.

Sales of CRA-Z Soap have lagged behind expectations. Therefore, a concentrated marketing effort is being planned for 1998.

RESEARCH AND DEVELOPMENT EXPENDITURES

Product development costs for Southeast's transmission mounts are being funded primarily by the supplier. Approximately $30,000 per year is spent on tooling for plastic parts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has 14 employees. Three employees are involved in manufacturing, two in shipping and receiving, and nine in marketing and administration.

(2) INVESTMENTS SEGMENT

INVESTMENT IN ADAMS, VINER & MOSLER, LTD.

In April 1990, Consulier borrowed $3,000,000 from Chairman Warren Mosler and invested the entire proceeds of the loan in a limited partnership interest in AVM. The loan was reduced during 1990 and 1991 and fully retired during 1992.

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

As of December 31, 1997 and 1996, Consulier's limited partnership interest represented approximately 9% and 10% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% of AVM's earnings during 1997, and 8% of earnings during 1996.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., (the HRO Fund") a limited partnership formed to invest in an unrestricted range of financial instruments. As of December 31,1997, Consulier's equity in the HRO Fund was $135,715.

BIOSAFE SYSTEMS, LLC

On October 31, 1997 Consulier purchased a minority equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("Biosafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on Biosafe's Board of Managers.

Recent public concern over environmental practices and the effect of toxic chemicals on the environment are producing increasing pressure on agricultural concerns to limit their use. BioSafe uses peroxigen chemistry as a pesticide, algaecide and fungicide. Peroxigen chemistry uses the power of free radical oxidation to kill all forms of microorganisms that may be pathogenic to plants, without causing harm to the plant. Peroxigens immediately biodegrade upon reacting with either microorganisms or organic material such as soil, into components of oxygen and water leaving behind no toxic residues.

BioSafe's initial product, ZeroTol(TM), utilizes a formulation using peroxigens as the principal active ingredients. No other company currently has or has requested a US EPA registration for the use of peroxigens for these purposes. BioSafe's first federal EPA registration for its ZeroTol(TM) product is expected in 1998 permitting its use on ornamental plants and turf applications. BioSafe will concentrate the majority of its initial marketing effort towards commercial greenhouses, nurseries and the turf and turf management industries.

Planned applications and uses for ZeroTol(TM) include general use, turf applications, water treatment, foliar plant spray, drench applications and disinfectant applications.

(3) CORPORATE SEGMENT

GENERAL

Consulier's Corporate segment includes management and finance activities as well as a consulting, engineering, new product development and business management. Wholly owned subsidiaries include Southeast, C-6 and a small leasing company named Consulier Business

Services, Inc. Formerly included was a high performance engine repair and overhaul business which was discontinued in March 1994.

CORPORATE EMPLOYEES

As of December 31, 1997, the Corporate segment of Consulier's business had eight employees engaged in marketing, engineering, management and finance activities, and three engineers with specialized areas of expertise retained for different engineering projects on a consulting basis.

(3)(A) ENGINEERING PRODUCTS

BACKGROUND

In February 1996, Charles E. Spaeth was appointed acting President and CEO. Mr. Spaeth, also on Consulier's Board of Directors, filled that role until the appointment of Michael G. Maguire to that position in April 1997. Ralph D. Butler has continued to serve as Secretary, Treasurer and Chief Financial Officer, positions he has held since May 1996.

Most of Consulier's patents and engineering technology were developed by a former employee, James Shaffer, who left the Company in September 1992.

Consulier's main business focus has been and will continue to be the purchase or establishment of businesses as subsidiaries and the engineering, development and manufacturing of its own concepts and inventions. Additionally, Consulier will continue to provide consulting services in these areas to inventors and businesses requiring outsourcing services.

STAGE OF DEVELOPMENT

As of December 31, 1997, the Engineering Products Segment of Consulier has been engaged in research and development of a variety of automotive and industrial products. As many as 20 other products and concepts were considered in the last several years, some requiring market analysis and/or preliminary patent investigation activities.

Limited development activity on three patents continued through the first half of 1997.

In December 1997, Consulier returned the "Shaffer Patents" receiving a release from liability. Consulier has retained the patent prototypes or models, proprietary designs, computer programs and trade secrets relative to the patents as corporate assets.

Consulier incurred direct research and development costs, including product development and patent amortization, totaling $168,781 in 1997 and $163,383 in 1996.

PRODUCTS

All products currently under development are in support of Consulier's subsidiaries. The major effort in 1997 was the design, development and product launch of the Tool Topper(TM) Workstation for C-6. Also for C-6, conceptual design work necessary to improve the powered, hand held hacksaw patents was completed and conceptual work for other Tool Topper(TM) related product lines and accessories began and is underway.

Conceptual design activity for an improved CRA-Z soap dispenser is also underway for Southeast. The goal is to produce a lower cost, more compact and attractive dispenser which will handle only one or two bars.

(3)(B)  CONSULTING ACTIVITIES

BACKGROUND

On a limited basis, Consulier has continued to provide engineering and management consulting services. To date these activities have not been profitable. Consulier had not been actively pursuing consulting work unless it was tied in support of our subsidiaries or technology areas with synergy to Consulier's business interests. However, in 1998 Consulier will be looking for strategies to improve it's productivity. With that improved productivity, Consulier seeks to assist inventors and small businesses develop ideas. Those with synergy to Consulier's overall aims and goals will be considered for licensing or purchase.

(3)(C)  CONSULIER BUSINESS SERVICES, INC.

Consulier Business Services, Inc. is a wholly owned subsidiary involved in the leasing of two vehicles and various machinery and equipment previously used in the engine repair and overhaul business (see (3)(d) below). Assets and revenues are not material, and the business is operated by Corporate staff.

(3)(D) DISCONTINUED AUTOMOBILE MANUFACTURING SEGMENT

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

On October 31, 1993 MACC sold the automobile business to U.S. Electricar, Inc. ("Electricar") of Santa Rosa, California in exchange for 1,000,000 shares of Electricar restricted common stock, and production royalties payable over a 15 year period. MACC retained the right to produce special order GTP cars and WSC (World Sports Car) class race cars.

At the time of the sale, Consulier held an option to repurchase the car business at net book value. In exchange for waiving this purchase option, MACC granted Consulier the right to purchase the 1,000,000 shares of Electricar restricted common stock at a price of $.50 per share. Consulier will also receive all royalty payments arising out of the sale which are based upon production of composite vehicles by Electricar. Electricar is currently under reorganization. No royalty payments have been received to date.

(4)  HOUSEHOLD AND TOOL PRODUCTS

In April 1997 Consulier purchased six patents for tool and ladder related products.

The patents are for work platform and tool holding attachments to ladders and should lead to several new product lines. Initial development was launched by C-6 in April of a product which attaches to a standard stepladder, converting it into a handy work platform for standard household chores. These concepts are being called the Tool Topper(TM) line of products. The initial product which quickly straps to the top of any standard stepladder is called the Tool Topper(TM) Workstation. Development has progressed through design definition and 3-D modeling. Rapid prototypes for several of the parts are on order. Six sets of prototypes of the Tool Topper(TM) Workstation are scheduled for completion in 1998. Production availability is scheduled for Fall of 1998.

C-6 contracted with Gugel Enterprise, Inc. for marketing services necessary to sell and distribute the Tool Topper(TM). Using computer based 3-D virtual models and artists conceptions, Gugel has been marketing the Tool Topper(TM) Workstation. An aggressive marketing campaign is scheduled for 1998 when prototypes are available and when production availability dates have been firmed up. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources.

ITEM 2. DESCRIPTION OF PROPERTY

In 1997 Consulier reduced its office space as a cost reduction measure. Consulier now occupies approximately 1,520 square feet in a building owned by AVM Properties Ltd. ("Properties"), an entity affiliated with Consulier Chairman Mosler, located at 169 Tequesta Drive, Tequesta, Florida. The space is leased month-to-month with a monthly rental of $1,250 which includes sales tax of $75.00.

Consulier's facilities are believed to be suitable for present requirements and anticipated future uses.

Southeast previously leased five warehouse units comprising 22,000 square feet of a building in Miami, month-to-month, at a cost of $6,200 per month. In May 1997, Southeast purchased a 47,000 square foot industrial warehouse in Medley, Florida, for $1,100,000. Southeast occupied the building in September 1997. Southeast's automotive distribution business occupies approximately 35,000 square feet and offices for its financial, marketing and administrative personnel occupy 2,000 square feet. Southeast leases approximately 10,000 square feet of the building to an automotive engine component manufacturer as a distribution center. A three year lease was entered into at $4,200 per month with an option to renew for three years at $4,500 per month.

This warehouse is expected to give Southeast the additonal space for growth it will need for the next several years.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of six directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held October 28, 1997. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse, William R. Locke, and Richard Hornstrom were elected upon receipt of the following votes for / abstain, 2,266,878 /1,130. BDO Seidman, LLP was approved as independent auditors by a vote for / against / abstain of 2,266,728 / 300 / 980.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock as reported by NASDAQ.

                                                       HIGH              LOW
                                                       ----              ---
YEAR ENDED DECEMBER 31, 1996:

    First quarter                                    $3.2500           $2.8125
    Second quarter                                    3.8750            2.7500
    Third quarter                                     3.1250            2.7500
    Fourth quarter                                    4.7500            3.2500

YEAR ENDED DECEMBER 31, 1997:

    First quarter                                    $5.2500           $3.5000
    Second quarter                                    4.7500            3.7500
    Third quarter                                     5.0000            4.0000
    Fourth quarter                                    4.2500            4.0000


As of March 23, 1998, there were approximately 592 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on The NASDAQ SmallCap Market and has been traded since Consulier's initial public offering in May 1989. On February 26, 1998 the Company was notified by The NASDAQ Stock Market, Inc. ("NASDAQ") that the Company's securities would be delisted from the NASDAQ SmallCap Market for failure to maintain 500,000 shares in the "public float". The public float is defined as shares that are not held directly or indirectly by an officer or director of the issuer or by any other person who beneficially owns more than 10 percent of the total shares outstanding. The Company has 394,429 shares in the public float.

To remedy the deficiency, the Company decided to double the number of shares outstanding, which would double the number of shares in the public float, bringing the Company into compliance with the NASDAQ maintenance standard. Doubling the number of shares outstanding is accomplished by effecting a two-for-one stock split. However, the Company did not have sufficient authorized capital for a stock split. Accordingly, by written consent in lieu of a meeting, all of the directors agreed on March 9, 1998 to amend the Company's authorized capital stock from 5,000,000 common shares to 25,000,000 common shares. The Company's director's beneficially own more than 80 percent of the outstanding common shares of the Company; thus the requisite action of the board of directors and shareholders was simultaneously taken. The directors also approved the stock split, which is not a matter requiring shareholder vote.

On March 24, 1998 the Company filed Articles of Amendment at the Florida State Department increasing the Company's authorized capital.

On March 24, 1998 the Company's officers filed an Issuer 10b-17 Report at NASDAQ disclosing the terms of the stock split, which is scheduled for April 15, 1998. On such date the Company shall file a Form 8-K Current Report and a Form 10-C with the Securities and Exchange Commission and NASDAQ disclosing the terms of the stock split and that the number of outstandng shares has doubled.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of the Company's Southeast automotive parts distribution segment represented 99% of Consulier's net sales in 1997 and 1996. This segment's sales decreased 6% to $3,291,952 after increasing 35% to $3,487,964 in 1996. The 1997-96 decrease in sales are attributable to the extreme competitive forces in the automotive - parts market. Although the customer base has remained fairly constant, orders have been for a decreasing number of units.

The automotive parts distribution segment experienced a loss before taxes of $396,583 in 1997 compared to income before taxes of $395,391 in 1996. Selling, General and Administrative expenses increased dramatically in 1997. Selling, General and Administrative expenses were $1,637,000 or 49.7% of net sales in 1997 compared to $851,000 or 24.4% of net sales in 1996. Selling, General and Administrative expenses increased $786,000 in 1997.

Bad debt expense was $331,128 in 1997 with no comparable charges in 1996. This charge was the result of an amount that was expended to bring inventory into the United States that was deemed unrecoverable.

Payroll expenses were $433,583 in 1997 as compared to $299,815 in 1996. This increase was the result of an increase in officers' salaries, hiring of three new employees and temporary workers involved with the move from leased space to Southeast's new building.

Interest expense was $276,609 in 1997 as compared to interest expense of $109,057 in 1996. The increase in interest expense was primarily due to an increase in bank borrowings and the interest paid on those loans.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS requires that public business enterprises report certain information about operating segments, their products, and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for periods beginning after December 15, 1997 and is not expected to require significant revision of prior disclosures.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are being developed to address processing of transactions in the year 2000. Management believes the year 2000 compliance expense and related potential effect will not have a material effect on the Company's earnings.

CORPORATE RESEARCH AND DEVELOPMENT - During 1997 Consulier direct expenditures on research and development totaled $168,781. This represents an increase of 3% from 1996 direct expenditures of $163,383. During 1997 an analysis was made of the active patents to determine if development should continue. All development of the previous active patents was discontinued. The major effort in 1997 was the design and development of the Tool Topper(TM) Workstation. In addition, C-6 expended $133,000 in marketing expenses associated with the Tool Topper(TM) Workstation.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,385,963 in 1997, a 24% decrease from 1996 income of $1,831,143. This represents annualized returns of 69% and 83%, respectively, on Consulier's average investment during each year. On October 1, 1996 Consulier reduced its partnership interest in AVM by $292,403. The funds were used to reduce a loan used to purchase CRA-Z Soap inventory.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated net income for the year ended December 31, 1997 was $405,107, or $.16 per share compared to $1,210,841, or $.48 per share for 1996.

OUTLOOK FOR 1998

Based on AVM's current operations and operating results over the past five years, management expects continued returns in 1998 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 69% and 83% in 1997 and 1996 respectively can be maintained. Sales in the automotive parts distribution segment should continue to improve in 1998 due to the introduction of new products and the strengthening of existing product lines. Southeast has high expectations for Cra-Z Soap in 1998. As of year end Southeast had approximately $1,600,000 of CRA-Z Soap inventory on hand. CRA-Z Soap has not had the rapid growth in sales that were anticipated with large inventory purchases. The product has been very slow to catch on. For the year 1997, CRA-Z Soap sales were $55,000. For the first quarter of 1998, CRA-Z Soap sales were $22,364.

The Hand Cleaner Industry generates approximately $3.4 billion in gross sales each year. Southeast's goal is to achieve gross sales of $1,000,000 in CRA-Z Soap for 1998. After analyzing the sales organization used over the past years it has been determined that there was no proper sales and marketing plan for CRA-Z Soap. Additionally, there was insufficient manpower and sales expertise at Southeast.

Robert Kurlander has been hired to lead the CRA-Z Soap sales efforts worldwide. He commenced employment in January of 1998. He has been working closely with Bernardo Davila, the CEO of Southeast.

Mr. Davila and Mr. Kurlander have determined that the focus of Southeast with regard to CRA-Z Soap is to build a brand name and get the product in the hands of distributors as quickly as possible. The first course of action was to create the CRA-Z Soap Web Site.

Secondly, Southeast is in the process of hiring up to four salespeople who will focus solely on CRA-Z Soap. Southeast expects this to be completed within the next 45 days. The salespeople will be hired to follow up on the "leads" from the Web Site, trade shows, magazine advertisements, and other related business for CRA-Z Soap.

Production tooling contracts for the Tool Topper(TM) Workstation have been implemented. Business arrangements and plans have been completed for a major U.S. plastic molding company to provide initial production quantities in the fall of 1998.

Research and development expenditures are expected to continue at current levels. No other significant fluctuations in costs or expenses are anticipated in 1998.

Consulier will continue in its efforts to expose its engineering products and technology to manufacturers as well as distributors.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, Consulier's cash totaled $7,013 as compared to $557,639 at December 31, 1997. During fiscal 1997, Consulier's cash decreased by $550,626. Net cash used in operations decreased $760,775 from $2,218,267 in 1996 to $1,457,492 in 1997. This was primarily due to decreased inventory purchases in 1997. Working capital decreased $1,036,000 in 1997 primarily due to the acquisition of the building and related remodeling for Southeast. Cash provided by operating activities decreased primarily due to lower income from operations. Cash provided by financing activities reflects the proceeds of credit line loan.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) construction of injection molds.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $2.6 million as of

December 31, 1997. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures may continue at present levels, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes receivable are floating and should move with inflation.

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis or Plan of Operation and elsewhere in this Annual Report that state Consulier's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in and the marketing of Consulier's Tool Topper(TM) and CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 7.    FINANCIAL STATEMENTS

See index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

                                                 POSITIONS AND OFFICES HELD
                                                 AND PRINCIPAL OCCUPATION OR
                                   DIRECTOR      OTHER EMPLOYMENT DURING THE
NAME                AGE             SINCE        PAST FIVE YEARS
----                ---            --------      ------------------------------------------------------
Warren B.            48             1985         Chairman of the Board, 1985 to present. President and
Mosler                                           Chief Executive Officer, June 1985 to May 1994.
                                                 Principal in Adams, Viner & Mosler, Ltd., a broker/
                                                 dealer engaged in arbitrage and government securities
                                                 trading, 1983 to present.

Alan R.              47             1985         1982 to present, private practice of law, Boca Raton,
Simon, Esq.                                      Florida.

Charles E.           73             1992         Project Engineer, Pratt & Whitney Aircraft, 1949 to
Spaeth                                           1990. Last position - responsible for directing product
                                                 design support functions in areas of structural analytical methods, life prediction methods, mission definition and
                                                 component design verification.

Burck E.             67             1992         1991 to present, President, BG Consulting Group, Inc.
Grosse                                           July 1987 to 1991, Senior Vice President, Lear Group,.
                                                 Inc., general contracting firm. 1948 to 1987, General
                                                 Motors Corporation. Last position General Director,
                                                 Technical Service; responsible for coordination of all
                                                 technical service functions for GM car and truck division.

William R.           51             1992         1971 to present, First Bank of Florida, currently
Locke                                            Consumer Loan Officer and Coordinator of Indirect
                                                 Dealer Lending.

Richard N.           37             1995         1984 to 1989, floor trader at the Chicago Board of
Hornstrom                                        Trade; 1989 to present, Vice President of Lutrell Capital
                                                 Management, a commodity trading advisor Commodity pool
                                                 operator located in Tampa, Florida.




No family relationships exist among the directors and officers of Consulier. Messrs. Mosler and Simon have been directors since the inception of the company.

EXECUTIVE OFFICERS

The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.

Warren B. Mosler, 48, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to

March 1989 and from August 1989 to May 1994. From 1983 to the present, Mr. Mosler has been a principal in Adams, Viner & Mosler, Ltd., a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Michael G. Maguire, 60, is the President and Chief Executive Officer. He was elected to these offices in April 1997. Prior to joining Consulier in October 1995 as Manager of Business Development, he was employed in engineering, technology planning and program management at United Technologies Corporation's Pratt & Whitney Division. From 1960 to 1976 Mr. Maguire worked at Pratt & Whitney's Commercial Engine Business Division in East Hartford, Connecticut. Transferring to the Government Engine and Space Propulsion Division in West Palm Beach, Florida, Mr. Maguire held various management positions in their engineering and program management departments from 1976 through 1993.

Ralph D. Butler, 51, is Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in May 1996. Prior to joining Consulier, Mr. Butler was Chief Financial Officer of Harold Grant, Inc., a multi-state high end clothing retailer. From 1990 to 1995, Mr. Butler was with Governors Bank Corporation, a bank holding company, where he was Senior Vice President, Cashier and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer and each of Consulier's other executive officers for the last three years.

                                                ANNUAL COMPENSATION
                                             -------------------------              LONG TERM
NAME AND PRINCIPAL POSITION                  YEAR               SALARY            COMPENSATION
----------------------------                 ----               ------            ------------
Warren B. Mosler                             1997              $ 75,000                 -
Chairman of the Board                        1996              $ 75,000                 -
of Directors                                 1995              $ 75,000                 -

Michael G. Maguire                           1997                   (1)                 -
President and Chief                          1996                   (1)                 -
Executive Officer                            1995                   (1)                 -


Ralph D. Butler                              1997                   (1)                 -
Secretary, Treasurer                         1996                   (1)                 -
and Chief Financial Officer                  1995                   (1)                 -



(1) Total annual salary and bonus was less than $100,000.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION GRANTS TABLE

There were no stock options granted to executive officers during 1997 requiring disclosure.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised, in-the-money stock options held by the named executive officers as of the end of the 1997 fiscal year. No stock options were exercised by any of the named executive officers during 1997. All options presented are exercisable.

                                              Number                  Value of Unexercised
                                        Unexercised Options           In-the-Money Options
Name                                      at 1997 Year-End              at 1997 Year-End
----                                    -------------------           ---------------------
Warren B. Mosler                               3,510                        $   6,143


LONG-TERM INCENTIVE AND PENSION PLANS

Consulier does not have any long-term incentive or pension plans.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                             AMOUNT AND
      TITLE                                                   NATURE OF                     PERCENT OF
       OF                NAME AND ADDRESS                    BENEFICIAL                      CLASS AT
      CLASS             OF BENEFICIAL OWNER                   OWNERSHIP                  DECEMBER 31, 1997
      -----             -------------------                  -----------                 ------------------
Common                Warren B. Mosler                        1,986,690  (1)                    81.4%
Stock                 483 S. Beach Road
                      Hobe Sound, FL 33455



(1) Includes options to acquire 3,510 shares of Consulier Common Stock.

COMMON STOCK OWNERSHIP OF MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 1997:

                                                             AMOUNT AND
      TITLE                                                   NATURE OF                     PERCENT OF
       OF                NAME AND ADDRESS                    BENEFICIAL                      CLASS AT
      CLASS             OF BENEFICIAL OWNER                   OWNERSHIP                  DECEMBER 31, 1997
      -----             -------------------                  -----------                 ------------------
Common                Warren B. Mosler                        1,986,690  (1)                    81.4%
Stock                 483 S. Beach Road
                      Hobe Sound, FL 33455

Common                Alan R. Simon                              90,000  (2)                     3.7%
Stock                 7777 Glades Rd., 204
                      Boca Raton, FL 33434

Common                Richard N. Hornstrom                       15,950                           .7%
Stock                 15607 Cochester Rd.
                      Tampa, Florida   33647

Common                Burck E. Grosse                            12,500  (3)                      .5%
Stock                 11 Huntly Circle
                      Palm Beach Gardens,
                      FL 33418

Common                Charles Spaeth                              5,000  (3)                      .2%
Stock                 13 Paddock Circle
                      Tequesta, FL 33469

Common                William R. Locke                            5,000  (3)                      .2%
Stock                 P.O. Box 3405
                      Tequesta, FL 33469

Common                Ralph D. Butler                               200  (4)
Stock                 2391 Old Dixie Hwy.
                      Riviera Beach, FL 33404

Common                All directors and                       2,025,340                         82.2%
Stock                 executive officers
                      as a group, excluding
                      duplications (7 people)



(1) Includes stock options to acquire 3,510 Consulier shares at $2.50 per share.

(2) Consists of options to acquire shares of Consulier common stock from Mr. Mosler at $2.50 per share.

(3) Consists of stock options granted under Consulier's Tandem Stock Option Plan. Exercise prices for the options range from $.10 to $5.00 per share.

(4)  Does not exceed 1% of the class.

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

In June 1994 Consulier leased approximately 1,300 square feet of office space located in Tequesta, Florida from AVM Properties, Ltd. on a month-to-month basis. An additional 950 square feet were added to the lease in January 1995, also on a month-to-month basis. In 1997 Consulier reduced its office space by approximately 730 square feet. This property is leased at competitive market rates.

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier's automobile manufacturing business in 1990, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mr. Mosler. This note had an interest rate of 12%, and provided for the monthly payment of interest only ($7,500) for a period of one year. Monthly principal and interest payments of $16,338 were required over the following five year period. In January 1993 the rate on this note was reduced to prime plus 1%.

In October 1993, MACC sold the automobile business to U.S. Electricar, Inc. in return for restricted common stock and future royalties. Consulier waived its option to reacquire the business in consideration for the future royalties and an option to purchase the stock. Also, principal payments on the MACC note were suspended in November 1993 and the interest rate was further reduced to the one month U.S. Dollar London Interbank Offering Rate ("LIBOR"). The note is payable on May 11, 2001. It has an unpaid balance of $430,559 at December 31, 1996, and is guaranteed by Mr. Mosler.

SALE AND LEASEBACK OF  REAL ESTATE

In December 1989, Consulier engaged in a sale and partial leaseback of real estate to Mr. Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mr. Mosler signed a promissory note of $2,500,000. The note initially bore an annual rate of 12%, with interest payable monthly. The interest rate was reduced to prime plus 1% in January 1993. The interest rate was reduced to the one month LIBOR in October 1997. The note matures in December 2001.

Simultaneously with the execution of the sale, Consulier entered into a lease with Mr. Mosler for approximately 25,000 square feet of space at an annual gross rental of $4.00 per square foot. This lease was subsequently reduced to 6,000 square feet when Consulier sold its automobile operations. The lease was terminated in 1994 when Consulier moved its principal executive offices to Tequesta, Florida.

INTEREST RATE ADJUSTMENTS

In January 1993, the Affiliated Transaction Committee of the Board of Directors reviewed the promissory notes receivable from MACC and Mr. Mosler described above. At this review, the interest rates for the notes were adjusted to prime plus one percent. In October 1993, the Committee further reduced the rate on the MACC note to the one month LIBOR. In October 1997, the Committee reduced the rate on the property note to the one month LIBOR.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - See index to Exhibits in this report on page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                       CONSULIER ENGINEERING, INC.



Dated: April 13, 1998                  By: /s/ MICHAEL G. MAGUIRE
                                          ----------------------------------
                                          Michael G. Maguire
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        NAME                                       TITLE                          DATE
        ----                                       -----                          ----
/s/ WARREN B. MOSLER
----------------------------------
Warren B. Mosler                            Chairman of the Board               April 13, 1998
                                            of Directors

/s/ MICHAEL G. MAGUIRE
----------------------------------
Michael G. Maguire                          President, Chief                    April 13, 1998
                                            Executive Officer
/s/ RALPH D. BUTLER
----------------------------------
Ralph D. Butler                             Secretary, Treasurer,               April 13, 1998
                                            Chief Financial Officer
/s/ ALAN R. SIMON
----------------------------------
Alan R. Simon                               Director                            April 13, 1998

/s/ CHARLES E, SPAETH
----------------------------------
Charles E. Spaeth                           Director                            April 13, 1998

/s/ BURCK E. GROSSE
----------------------------------
Burck E. Grosse                             Director                            April 13, 1998

----------------------------------
William R. Locke                            Director                            April 13, 1998


/s/ RICHARD N. HORNSTROM
----------------------------------
Richard N. Hornstrom                        Director                            April 13, 1998




                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS



Financial Statements:

   Report of  Independent Certified Public
   Accountants.....................................................................   F-2

   Consolidated Balance Sheets at December 31,
   1997 and 1996...................................................................   F-3

   Consolidated Statements of Income for the
   years ended December 31, 1997 and 1996..........................................   F-4

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997 and 1996..................................   F-5

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1997 and 1996..........................................   F-6

   Notes to Consolidated Financial Statements......................................   F-7

A.  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Consulier Engineering, Inc.
Tequesta, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

West Palm Beach, Florida                      /s/BDO Seidman, LLP
April 9, 1998

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,         DECEMBER 31,
   ASSETS                                                                            1997                 1996
-----------------------------------------                                      --------------      ----------------
 CURRENT:
  Cash (Note 1)                                                                     $     7,013         $   557,639
  Receivables  (Note 2)                                                                 664,154             676,383
  Receivables - related parties  (Note 11(a))                                           861,585             666,859
  Notes receivable - related parties (Note 11(c))                                       430,558             430,558
  Inventories  (Notes 1 and 3)                                                        2,058,263           2,383,976
  Other current assets                                                                  105,700               4,213
                                                                               ------------------------------------

        TOTAL CURRENT ASSETS                                                          4,127,273           4,719,628

  Property and equipment, net  (Notes 1, 4 and 6)                                     1,537,554             237,190
  Limited partnership interests (Notes 1 and 5)                                       2,132,798           2,124,148
  Notes receivable - related parties (Note 11(b))                                     1,741,797           1,741,797
  Non-current inventory (Notes 1 and 3)                                                 600,000                  --
  Patents and other assets                                                              239,366              21,480
                                                                               ------------------------------------

                                                                                    $10,378,788          $8,844,243
                                                                               ====================================

   LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                                        $250,765            $188,663
  Income taxes (Notes 1 and 8)                                                            5,231              93,939
  Notes payable - banks  (Note 6(a))                                                  1,748,775             402,018
  Note payable - related parties  (Note 6(c))                                           352,297             282,597
                                                                               ----------------     ---------------

        TOTAL CURRENT LIABILITIES                                                     2,357,068             967,217

  Bonds payable  (Note 6(b))                                                          1,275,000           1,275,000
  Deferred income taxes (Notes 1 and 8)                                                  14,766              14,766
                                                                               ----------------     ---------------

        TOTAL LIABILITIES                                                             3,646,834           2,256,983
                                                                               ----------------     ---------------


 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized --- 5,000,000 shares;
    Issued --- 2,562,033 shares                                                          25,620              25,620
  Additional paid-in capital                                                          2,881,823           2,881,823
  Retained earnings                                                                   4,292,874           3,887,767
                                                                               ----------------     ---------------

                                                                                      7,200,317           6,795,210
  Less treasury stock at cost - 123,574 shares
     in 1997 and 62,538 shares in 1996 (Note 9(c))                                    (468,363)           (207,950)
                                                                               ----------------     ---------------

        TOTAL STOCKHOLDERS' EQUITY                                                    6,731,954           6,587,260
                                                                               ----------------     ---------------

                                                                                    $10,378,788          $8,844,243
                                                                               ================     ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                              --------------------------------------

                                                                     1997                1996
                                                              -----------------   -----------------
REVENUES:
  Net sales                                                          $3,320,963          $3,523,793
                                                              -----------------   -----------------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                                  1,901,195           2,240,822
  Selling, general and
    Administrative                                                    2,215,735           1,256,565
  Research and development expense                                      168,781             163,383
                                                              -----------------   -----------------

                                                                      4,285,711           3,660,770
                                                              -----------------   -----------------

    Operating loss                                                     (964,748)           (136,977)
                                                              -----------------   -----------------

OTHER INCOME (EXPENSE):
 Investment income - related party (Note 5)                           1,394,613           1,855,290
 Interest income - related parties                                      319,288             331,649
 Interest expense - other                                              (228,259)           (113,305)
 Other income                                                           128,628               4,726
                                                              -----------------   -----------------

                                                                      1,614,270           2,078,360
                                                              -----------------   -----------------


Income before income taxes                                              649,522           1,941,383
Income taxes  (Notes 1 and 8)                                           244,415             730,542
                                                              -----------------   -----------------


Net income                                                             $405,107          $1,210,841
                                                              =================   =================


Basic and diluted earnings per share                                      $0.16               $0.48
                                                              =================   =================





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                      COMMON STOCK
           ----------------------------------------------------------
                                                 TREASURY STOCK           ADDITIONAL                            TOTAL
                                          ---------------------------      PAID-IN          RETAINED        STOCKHOLDERS'
               SHARES          AMOUNT       SHARES         AMOUNT          CAPITAL          EARNINGS            EQUITY
           ----------------  ------------ ------------  -------------  ----------------  ----------------  -----------------
Balance,
January 1,
1996             2,562,033       $25,620     (50,316)     ($171,006)        $2,881,823        $2,676,926         $5,413,363


Net
income
for the year            --            --          --             --                 --         1,210,841          1,210,841

Purchase of
shares for
Treasury
(Note 9(c))             --            --     (12,222)       (36,944)                --                --           (36,944)
           ---------------   ------------  ---------    -----------    ---------------   ---------------   ---------------

Balance,
December
31, 1996         2,562,033        25,620     (62,538)      (207,950)         2,881,823         3,887,767          6,587,260

Net income
for the year            --            --          --             --                 --           405,107            405,107

Purchase of
shares for
Treasury
(Note 9(c))             --             --    (61,036)      (260,413)                --                --          (260,413)
           ---------------   ------------  ---------    -----------    ---------------   ---------------   ---------------

Balance,
December 31,
1997             2,562,033       $25,620    (123,574)     ($468,363)        $2,881,823        $4,292,874         $6,731,954
           ===============   ============  =========    ===========    ===============   ===============   ================





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (NOTE 10)

                                                           YEAR ENDED DECEMBER 31,
                                                          --------------------------

                                                              1997           1996
                                                          -----------    -----------
OPERATING ACTIVITIES:
Net Income                                                $   405,107    $ 1,210,841
Adjustments to reconcile net income to net
 Cash used in operations:
  Depreciation                                                 92,105         98,059
  Provision for uncollectible accounts                             --         (5,999)
  Amortization                                                 21,088         14,132
  Investment income - related party                        (1,394,613)    (1,855,291)
  Investment in the High Risk Opportunities Fund L.P.              --       (100,000)
  Changes in operating assets and liabilities:
    (Increase) in receivables and other current assets       (280,285)       (12,105)
    (Increase) in inventories                                (274,287)    (1,733,850)
    Increase in accounts payable and accruals                  62,101         16,325
    (Decrease) increase in income taxes payable               (88,708)       149,621
                                                          -----------    -----------

NET CASH USED IN OPERATIONS                                (1,457,492)    (2,218,267)
                                                          -----------    -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions    (1,392,469)       (64,165)
  Capital distribution                                             --        292,403
  Distributions from partnership interest                   1,338,017      1,789,431
  Loans to related parties                                   (194,726)      (204,499)
                                                          -----------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (249,178)     1,813,170
                                                          -----------    -----------

FINANCING ACTIVITIES:
  Repayment of bank and other loans                            (2,018)        (4,837)
  Borrowings                                                1,418,475        682,597
  Purchase of stock for the treasury and stock options       (260,413)       (36,944)
                                                          -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,156,044        640,816
                                                          -----------    -----------

(DECREASE) INCREASE IN CASH                                  (550,626)       235,719
CASH, BEGINNING OF YEAR                                       557,639        321,920
                                                          -----------    -----------

CASH, END OF YEAR                                         $     7,013    $   557,639
                                                          ===========    ===========






          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. ("Consulier") and its subsidiaries are engaged in three primary businesses: the distribution of automobile and truck parts in the automotive/truck after-market, investment activities, and the development of Tool Topper(TM) Workstation products.

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast").

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 11(c)) in Adams, Viner & Mosler, Ltd. ("AVM"), an Illinois limited partnership. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren
B. Mosler ("Mosler"), is a general partner of the general partner of AVM.

Consulier conducts research and development activities relating to a variety of automotive and industrial products. The Tool Topper(TM) Workstation has been designed and developed through a wholly-owned subsidiary, C-6 Products, Inc.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses were $77,551 in 1997 as compared to $52,901 in 1996.

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

PER SHARE DATA

Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding during each year as follows: 1997 - 2,478,642; 1996- 2,500,764. In both 1997 and 1996, shares issuable upon exercise of dilutive common stock equivalents (outstanding stock options) are included in the computation using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the FASB issued SFAS 129, "Disclosure of Information about Capital Structure." SFAS 129 provides required disclosures for the capital structure of both public and nonpublic companies and is effective for fianancial statements for periods ending after December 15, 1997. The required disclosures had been included in number of separate SFAS's and opinions. As such, the issuance of SFAS 129 is not expected to require significant revision of prior disclosures.

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income and its

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



components in a full set of general-purpose financial statements. SFAS 130 is effective for periods beginning after December 15, 1997, and is not expected to have a material impact on the Company's consolidated financial statements.

In June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS requires that public business enterprises report certain information about operating segments, their products, and services, the geographic areas in which they operate and their major customers. SFAS 131 is effective for periods beginning after December 15, 1997 and is not expected to require significant revision of prior disclosures.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 1997 and 1996.

NOTE 2 - RECEIVABLES

Receivables consist of the following:

                                                                      As of December 31,
                                                           --------------------------------------

                                                               1997                      1996
                                                           ------------               -----------
Capital and income
  distribution due from AVM                                $    160,726               $    112,781
Trade accounts                                                  482,203                    541,677
Employee advances                                                36,225                     36,925
                                                           ------------               ------------
                                                                679,154                    691,383
Less allowance for doubtful
trade accounts                                                   15,000                     15,000
                                                           ------------               ------------

                                                           $    664,154               $    676,383
                                                           ============               ============

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                      As of December 31,
                                               ---------------------------------

                                                  1997                 1996
                                               -----------          ------------

  Raw materials                                $    26,161          $    63,235
  CRA-Z Soap                                     1,010,561            1,606,006
  Finished goods                                 1,065,541              758,735
  Obsolescence Reserve                             (44,000)             (44,000)
                                               -----------          -----------
                                               $ 2,058,263          $ 2,383,976
                                               ===========          ===========
Non - Current inventory                        $   600,000                   --
                                               ===========          ===========


The non-current portion of inventory consists of $600,000 of CRA-Z Soap which the company believes will take longer than one year to sell.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                   As of December 31,
                                          --------------------------------------

                                              1997                     1996
                                          ------------              ------------

  Building and improvements               $     884,47              $         --
  Land                                         425,000                        --
  Machinery and equipment                      452,973                   401,423
  Furniture and fixtures                       115,227                   107,010
  Vehicles                                     237,970                   237,970
  Leasehold improvements                            --                    41,244
                                          ------------              ------------
                                             2,115,641                   787,647
  Less accumulated depreciation
   and amortization                            578,087                   550,457
                                          ------------              ------------
                                          $  1,537,554              $    237,190
                                          ============              ============

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 5 - LIMITED PARTNERSHIP INTEREST AND CONCENTRATION OF CREDIT RISK

5(A) The limited partnership interests consist of Consulier's investment in AVM and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $8,650 for the year ended December 31, 1997 and $24,147 for year ended December 31, 1996.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                                        1997            1996
                                                   -------------    ------------

Cash                                                 $14,048,707     $ 8,569,279
Due from brokers                                       1,409,685         790,944
Securities owned                                       5,403,669      48,043,581
Customer receivables                                     913,982          34,570
Investment in affiliate & other assets                10,984,696       7,681,249
                                                   -------------    ------------
                                                     $32,760,739     $65,119,623
                                                   =============    ============

Due to brokers                                       $ 1,095,059     $ 7,457,369
Securities sold under
Agreement to repurchase                                       --      26,014,866
Customer payables                                      5,618,809       7,448,998
Other liabilities                                      1,510,608       2,086,044
Anticipated partners'
    withdrawals                                        2,655,598       1,683,616
                                                   -------------    ------------
Total liabilities                                    $10,880,074     $44,690,893
Partners' capital                                     21,880,665      20,428,730
                                                   -------------    ------------
                                                     $32,760,739     $65,119,623
                                                   =============    ============
Revenue                                              $40,356,253     $43,799,624
                                                   =============    ============
Net income                                           $23,231,213     $25,285,907
                                                   =============    ============
Consulier's share of
    Earnings                                         $ 1,385,963     $ 1,831,143
                                                   =============    ============


Consulier owned approximately 9% and 10% of AVM's capital as of December 31, 1997 and 1996, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 7% of AVM's earnings during 1997 and 1996, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




partnership through payment of the balance of Consulier's capital account. On October 1, 1996, Consulier reduced its investment in AVM by $292,403.

5(B) As of December 31, 1997 and 1996, there were no concentrations of credit risk other than the investment in AVM. In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., a limited partnership formed to invest in an unrestricted range of financial instruments.

NOTE 6 -  NOTES AND BONDS PAYABLE

(A) CURRENT NOTES PAYABLE - BANKS

During 1997 a Grid Time Promissory Note, at a fixed rate per annum equal to the Adjusted Eurodollar Rate applicable to such loan plus 1.90%, (7.86875% at December 31, 1997) in the amount of $2,000,000, of which $1,360,000 was outstanding at December 31, 1997, was made to Southeast Automotive Acquisition Corporation that was guaranteed by Warren B. Mosler. Additionally, the credit line loan of $400,000 at 10.25% was converted to a term loan at prime rate plus 2% with an institution related by common ownership. The amount outstanding under this credit line loan at December 31, 1997, was $388,775.

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

(C) NOTE PAYABLE - RELATED PARTY

During 1996 Warren B. Mosler advanced a total of $575,000 to Southeast Automotive as a non-interest bearing note. As of December 31, 1996 $282,597 was unpaid. During 1997 Southeast repaid $282,597 to Warren B. Mosler. During 1997 Mr. Mosler advanced a total of $420,192 to Consulier as a non-interest bearing note. As of December 31,1997 $352,297 remains unpaid.

NOTE 7 - LEASES

Consulier leases office and operating facilities under various month-to-month leases. Rent expense charged to operations was $69,369 in 1997 and $90,242 in 1996. Of this expense, $18,550 was paid to related parties in 1997 and $23,850 in 1996.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - INCOME TAXES

Provisions for federal and state income taxes in the consolidated statements of income consist of the following:

                                                       As of December 31,
                                                   -----------------------------

                                                      1997               1996
                                                   ----------         ----------
Current:
   Federal                                         $  208,691         $  623,766
   State                                               35,724            106,776
                                                   ----------         ----------
Total income taxes                                 $  244,415            730,542
                                                   ==========         ==========


Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                         As of December 31,
                                                  ------------------------------
                                                      1997               1996
                                                  -----------        -----------

Tax at statutory rate                             $   220,837        $   660,070
State income tax net
 of federal tax benefits                               23,578             70,472
                                                  -----------        -----------
Income taxes                                      $   244,415       $    730,542
                                                  ===========       ============

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

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB25"), and related Interpretations in accounting for its employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The following summary sets forth activity under the plan for the years ended December 31:


                                                1997                                        1996
                                   ------------------------------------         -------------------------------
                                          Weighted Average                              Weighted Average
                                     Options           Exercise Price            Options         Exercise Price
                                   ----------         -----------------         ---------       ----------------
Outstanding at
Beginning of
Year                                 104,256               $2.97                 331,256             $11.00
Forfeited                                 --                  --                 227,000              14.66
                                     -------               -----                 -------             ------

Outstanding and
Exercisable at year end              104,256               $2.97                 104,256             $ 2.97
                                     =======               =====                 =======             ======


The following table summarizes information about fixed stock options outstanding at December 31, 1997.


                                           Weighted
         Range                              Average           Weighted             Options            Weighted
      of Exercise       Options            Remaining           Average         Exercisable at          Average
         Price        Outstanding      Contractual Life    Exercise Price        12/31/1997        Exercise Price
      -----------     -----------      ----------------    --------------      --------------      --------------
           $. 10          5,000              3.00               $0.10                5,000               $0.10
           $2.50         41,756              3.00               $2.50               41,756               $2.50
           $3.00         40,000              4.00               $3.00               40,000               $3.00
           $4.38          5,000              2.75               $4.38                5,000               $4.38
           $5.00         12,500              4.75               $5.00               12,500               $5.00

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

(C) TREASURY STOCK

During 1997 Consulier acquired 61,036 shares of Common Stock as Treasury Stock at a cost of $260,413. During 1996, 12,222 shares were purchased at a cost of $36,944.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended December 31, 1997 and 1996 totaled $228,259 and $113,305, respectively. Income taxes paid during 1997 and 1996 totaled approximately $298,000 and $581,000 respectively. During the current year, the company reclassified $600,000 of CRA-Z Soap inventory to non-current inventory.

NOTE 11 - RELATED PARTY TRANSACTIONS

(A) CASH ADVANCES

During 1997, Mosler and Consulier continued to share certain costs and expenses incurred in the normal course of business. Mosler owed Consulier $861,585 and $666,859 at December 31, 1997 and 1996 resulting from these transactions. Interest was paid on the outstanding balance at the rate of 9.25% for three quarters of 1997. The Affiliated Transaction Committee approved a rate change during the fourth quarter to monthly LIBOR, which was 5.96875%.

(B) OTHER

For other related party transactions see Notes 5, 6(c), and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





(C) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                          As of December 31,
                                                     ---------------------------

                                                        1997             1996
                                                     ----------       ----------

        Mosler (see Note 11(c)(1))                   $2,500,000       $2,500,000
        Mosler Auto Care Center,
          Inc. (see Note 11(c)(2))                      430,558          430,558
                                                     ----------       ----------
                                                      2,930,558        2,930,558
         Less excess of face
               amount of note over
               carrying cost of
               real estate                              758,202          758,202
                                                     ----------       ----------
Notes receivable                                     $2,172,356       $2,172,356
                                                     ----------       ----------

Interest income relating to the above notes totaled $236,631 in 1997 and $255,896 in 1996.

(C)(1) SALE AND LEASEBACK OF  REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000. The note originally paid interest at 12%. This rate was reduced to prime plus 1% (9.5% at December 31, 1994). On February 1, 1996 the prime rate was lowered by .25% which changed the interest rate to 9.25%. On March 25,1997 the prime rate was increased by .25% which changed the interest rate to 9.50% which remained constant through the end of the third quarter. On October 28,1997, The Affiliated Transaction Committee approved a change in rate to monthly LIBOR (5.96875 % at December 31, 1997). Principal on the note is payable at maturity in December 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

(C)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to Mosler Auto Care Center, Inc. ("MACC"), a company wholly- owned by Mosler. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrued interest at an annual rate of 12% until November 1993 when the rate was reduced to the one month U.S. Dollar London Interbank Offering Rate (one month U.S. Dollar LIBOR -
5.71875 at January 2, 1998). The note provided for monthly payment of interest only for the first year. Monthly principal and interest payments of $16,338 were to be paid over the following five year period.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

Principal payments on the MACC note were suspended in October 1993 when MACC sold the automobile business to Electricar. The note is payable on May 11, 2001, and has an outstanding balance of $430,558.

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                                      Year ended December 31,
                                                --------------------------------
                                                     1997               1996
                                                ------------       -------------
REVENUES AND INVESTMENT INCOME:
Automotive parts
    Distribution                                $  3,291,952       $  3,487,964
Investments                                        1,394,613          1,855,290
Corporate                                             29,011             35,829
                                                ------------       ------------
                                                $  4,715,576       $  5,379,083
                                                ============       ============


OPERATING PROFITS (LOSSES):
Automotive parts
    Distribution                                $   (396,583)      $    395,371
    Investments                                    1,394,613          1,855,290
Corporate                                           (568,165)          (532,348)
                                                ------------       ------------
                                                     429,865          1,718,313
Interest, net                                         91,029            218,344
Other                                                128,628              4,726
                                                ------------       ------------
Income before income taxes                      $    649,522       $  1,941,383
                                                ============       ============


IDENTIFIABLE ASSETS:
Automotive parts
    Distribution                                $  4,686,696       $  3,202,996
Investments                                        2,132,798          2,124,147
Corporate                                          3,559,294          3,517,100
                                                ------------       ------------
                                                $ 10,378,788       $  8,844,243
                                                ============       ============

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EARNINGS PER SHARE                            Year ended December 31,
                                                        -----------------------

                                                        1997            1996
                                                        ----            ----
Numerator:
      Net income,
      numerator for basic and diluted
      Earnings per share                               $405,107      $1,210,841

Denominator:
      Denominator for basic Earnings
       per share, weighted - average shares           2,478,642       2,500,764

      Effect of dilutive securities:
         Stock options                                   29,546          17,945
         Warrants                                         4,395              --
                                                      ---------       ----------
Dilutive potential common shares                         33,941          17,945

         Denominator for diluted Earnings
         per share, adjusted weighted - average
         shares                                       2,512,583       2,518,709
                                                      =========       =========

      Basic earnings per share                             $.16            $.48

      Diluted earnings per share                           $.16            $.48


Options to purchase 17,500 shares of common stock at prices ranging from $4.38 to $5.00 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 14 - ROYALTY AGREEMENT

In April 1996, the Company agreed to purchase and begin distribution of CRA-Z Soap, a hand cleaner designed for use by tradesmen. The Company agreed to pay $.50 per bar of soap royalty to the manufacturer upon sale of the product. Further, in exchange for this purchase and for agreeing to negotiate a financing agreement for manufacturing costs the manufacturer agreed to pay Southeast Automotive 3.5% of all net sales. As sales through December 31, 1997 have been minimal, no amounts have been recorded by the company under this agreement.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 15 -  SUBSEQUENT EVENT

The company has increased its authorized capital from 5,000,000 common shares to 25,000,000 common shares by amending its Articles of Incorporation. The Company's Board of Directors and holders of approximately 80 percent of the Company's outstanding common shares authorized such action by written consent on March 9, 1998.

Additionally, on April 6, 1998, the company approved a two-for-one split of its oustanding common shares effective April 15, 1998, in order to maintain its qualification for trading on the NASDAQ SmallCap Market.

NOTE 16 - SIGNIFICANT FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal 1997, the company made an adjustment related to amounts expended to bring inventory into the United States that were deemed unrecoverable. The company wrote off $323,260 of accounts receivable. The net effect of the write-off was a decrease in net income of $202,406, net of the tax effect, or $.08 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                         FORM 10-KSB ITEM 13(A) EXHIBITS

The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.

EXHIBIT       DESCRIPTION
-------       -----------
1(a)          Underwriting Agreement (1)
1(b)          Warrant Exercise Fee Agreement (1)
1(c)          Financial Advisory Agreement (1)
3(a)          Articles of Incorporation of Consulier (1)
3(b)          Amendments to Articles of Incorporation of Consulier (2) (3)
3(c)          By-Laws of Consulier (1)
4(a)          Form of Warrant Agreement (1)
4(b)          Form of Underwriters Warrant (1)
4(c)          Form of common stock certificate (1)
4(d)          Form of specimen warrant (1)
4(e)          Form of preferred stock certificate (2)
10(a)         Escrow Agreement (2)
10(b)         Lease Agreement (2)
10(c)         Agreement of Plan of Merger between Southeast Automotive Parts, Inc. of Dade,
              Inc. into Southeast Automotive Acquisition Corporation (6)
10(d)         Articles of Merger, Southeast Automotive Parts of Dade, Inc. into Southeast
              Automotive Acquisition Corporation (6)
10(e)         Promissory Note of Consulier for $3,000,000 dated April 1, 1990 (5)
10(f)         Security Agreement between Consulier and Mosler dated April 16, 1990 (5)
10(g)         Purchase and Sale Agreement between Consulier and Mosler Auto Care Center,
              Inc., regarding sale of automobile business (7)
10(h)         Promissory Note of Mosler Auto Care Center, Inc., dated March 31,
              1990, regarding sale of automobile business (2)
10(i)         Research and Development Funding Agreement between Mosler Auto Care Center,
              Inc., and Consulier dated April 1, 1990 (3)
10(j)         Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)
10(k)         Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)
10(m)         Promissory Note of Warren B. Mosler for $2,500,000 dated December 31, 1989 regarding sale of real estate (2)
10(n)         Mortgage Indenture regarding Bonds and Class B Warrants dated June 30, 1989 (8)
10(o)         Agreement between Mosler Auto Care Center, Inc., and Consulier dated October
              31, 1993, relinquishing Consulier's option to repurchase the automobile business in exchange for option to purchase U.S. Electricar, Inc. restricted stock at $.50 per share, and for the right to future royalty payments (9)
10(p)         Royalty Agreement, Covenant Not to Compete and Security Agreement between
              Mosler Auto Care Center, Inc., and U.S. Electricar, Inc., dated October 31, 1993 (9)
10(q)         Employment Agreement dated May 16, 1994, between George E. Mount and Consulier wherein George E.
              Mount is hired as President and CEO for a term of two years (10)

10(r)         Purchase and Royalty Agreement between Masters Marketing and
              Development, Inc., and Southeast Automotive Acquisition
              Corporation, dated April 11, 1996, concerning CRA-Z Soap hand cleaner. (10)
20            Notice of corporate action regarding election of new directors (4)
21            List of subsidiaries of Consulier (see page E-3)
27            Financial Data Schedule (for SEC use only).
99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)

-----------------------------------------------
 1 - Incorporated by reference to Registrant's Registration Statement on Form
       S-18, effective May 25, 1989
 2 - Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 1989 and March 31, 1990
 3 - Incorporated by reference to Registrant's Quarterly Report on Form
       10-QSB for the quarter ended September 30, 1992
 4 - Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 1990
 5 - Incorporated by reference to Registrant's Current Report on Form 8-K filed March 1, 1991
 6 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1989
 7 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1991
 8 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1993.
 9 - Incorporated by reference to Registrant's Quarterly Report on Form
       10-QSB for the quarter ended September 30, 1994.
10 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1996.