Form 10QSB
period 1998-03-31
CONSULIER ENGINEERING INC
filed 1998-05-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

Commission file number 0-17756
                      ---------

                          CONSULIER ENGINEERING, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         FLORIDA                                                59-2556878
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

169 TEQUESTA DRIVE - SUITE 31E, TEQUESTA, FL                        33469
--------------------------------------------                      ----------
(Address of principal executive offices)

                                 (561) 745-9149
                ------------------------------------------------
                          (Issuer's telephone number)


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

AS OF MAY 11, 1998, THERE WERE 4,876,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         March 31, 1998 (Unaudited)
         and December 31, 1997.........................................    3

        Consolidated Statements of Income at
         three month periods ended March 31,
         1998 and 1997 (Unaudited).....................................    4

        Consolidated Statements of Cash Flows at
         three month periods ended March 31, 1998
         and 1997 (Unaudited)..........................................    5

        Notes to Consolidated Financial
         Statements (Unaudited)........................................    6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation....................................    9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................   13

Item 2.  Changes in Securities.........................................   13

Item 3.  Defaults upon Senior Securities...............................   13

Item 4.  Submission of Matters to a Vote of Security
          Holders......................................................   13

Item 5.  Other Information.............................................   13

Item 6.  Exhibits and Reports on Form 8-K .............................   14

SIGNATURES.............................................................   15

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                       MARCH 31,                  DECEMBER 31,
                                                                          1998                       1997
                                                                      -----------                 -----------

ASSETS
CURRENT:
  Cash (Note 1)                                                       $   235,498                 $     7,013
  Receivables  (Note 2)                                                   477,421                     664,154
  Receivables - related parties (Note 11(a))                              886,919                     861,585
  Notes receivable - related parties (Note 11(c))                         430,558                     430,558
  Inventories (Notes 1 and 3)                                           2,160,848                   2,058,263
  Other current assets                                                    108,500                     105,700
                                                                      -----------                 -----------

        TOTAL CURRENT ASSETS                                            4,299,744                   4,127,273

  Property and equipment, net (Notes 1, 4 and 6)                        1,747,990                   1,537,554
  Limited partnership interests (Notes 1 and 5)                         2,276,995                   2,132,798
  Notes receivable - related parties (Note 11(b))                       1,741,797                   1,741,797
  Non-current inventory (Notes 1 and 3)                                   600,000                     600,000
  Patents and other assets                                                194,964                     239,366
                                                                      -----------                 -----------

                                                                      $10,861,490                 $10,378,788
                                                                      ===========                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                       $   306,133                 $   250,765
  Income taxes (Notes 1 and 8)                                                  0                       5,231
  Notes payable - banks (Note 6(a))                                     2,366,560                   1,748,775
  Note payable - related parties (Note 6(c))                              136,481                     352,297
                                                                      -----------                 -----------

        TOTAL CURRENT LIABILITIES                                       2,809,174                   2,357,068

  Bonds payable (Note 6(b))                                             1,275,000                   1,275,000
  Deferred income taxes (Notes 1 and 8)                                    17,253                      14,766
                                                                      -----------                 -----------

        TOTAL LIABILITIES                                               4,101,427                   3,646,834
                                                                      -----------                 -----------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized --- 5,000,000 shares;
    Issued --- 2,562,033 shares                                            25,620                      25,620
  Additional paid-in capital                                            2,881,823                   2,881,823
  Retained earnings                                                     4,320,983                   4,292,874
                                                                      -----------                 -----------

                                                                        7,228,426                   7,200,317
  Less treasury stock at cost - 123,574 shares
     in 1998 and  1997 (Note 9(c))                                      (468,363)                   (468,363)
                                                                      -----------                 -----------

        TOTAL STOCKHOLDERS' EQUITY                                      6,760,063                   6,731,954
                                                                      -----------                 -----------

                                                                      $10,861,490                 $10,378,788
                                                                      ===========                 ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                              -------------------------------
                                                                                1998                   1997
                                                                              ---------              --------

REVENUES:
  Net sales                                                                   $ 636,228              $844,107
                                                                              ---------              --------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                                            334,282               493,952
  Selling, general and
    administrative                                                              484,756               383,658
  Research and development expense                                               36,512                29,404
                                                                              ---------              --------

                                                                                855,550               907,014
                                                                              ---------              --------

    Operating loss                                                             (219,322)              (62,907)
                                                                              ---------              --------

OTHER INCOME (EXPENSE):
 Investment income - related party (Note 5)                                     250,747               299,901
 Interest income - related parties                                               57,892                87,187
 Interest expense - other                                                      (59,640)              (40,493)
 Other income                                                                    15,540                 6,750
                                                                              ---------              --------

                                                                                264,539               353,345
                                                                              ---------              --------


Income before income taxes                                                       45,217               290,438
Income taxes (Notes 1 and 8)                                                     17,015               107,000
                                                                              ---------              --------


Net income                                                                    $  28,202              $183,438
                                                                              =========              ========



Basic and diluted earnings per share                                          $    0.01              $   0.07
                                                                              =========              ========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 10)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              -----------------------------
                                                                                1998                1997
                                                                              ---------           ---------
OPERATING ACTIVITIES:
Net Income                                                                    $  28,202           $ 183,438
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                                   25,868              24,533
  Amortization                                                                    6,278               2,099
  Investment income - related party                                            (250,747)           (299,901)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets                 175,191             (21,986)
    (Increase) in inventories                                                  (102,585)           (123,182)
    (Increase) in patents and other assets                                     (136,197)                 --
    Increase  in accounts payable and accruals                                   55,368             166,959
    (Decrease) increase in income taxes payable                                 (2,744)              10,387
                                                                              ---------           ---------

NET CASH USED IN OPERATIONS                                                    (201,366)            (57,653)
                                                                              ---------           ---------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                        (236,304)            (75,900)
  Distributions from partnership interest                                       287,944             311,769
  Investment in BioSafe Systems, LLC.                                           (49,092)
  Loans to related parties                                                     (190,482)            (51,647)
                                                                              ---------           ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (187,934)            184,222
                                                                              ---------           ---------

FINANCING ACTIVITIES:
  Repayment of bank loans                                                       (22,215)               (827)
  Borrowings                                                                    640,000                 --
                                                                              ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             617,785                (827)
                                                                              ---------           ---------

INCREASE IN CASH                                                                228,485             125,742
CASH, BEGINNING OF YEAR                                                           7,013             557,639
                                                                              ---------           ---------

CASH, END OF PERIOD                                                           $ 235,498           $ 683,381
                                                                              =========           =========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation, Consulier Business Services, Inc., and C-6 Products Inc. All intercompany balances and transactions have been eliminated.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                      March 31,                  December 31,
                                        1998                        1997
                                     ----------                  ----------
  Raw materials                      $   29,652                  $   26,161
  CRA-Z Soap                          1,007,803                   1,010,561
  Finished goods                      1,167,393                   1,065,541
  Obsolescence reserve                  (44,000)                    (44,000)
                                     ----------                  ----------
                                     $2,160,848                  $2,058,263
                                     ==========                  ==========
  Non-Current Inventory              $  600,000                  $  600,000
                                     ==========                  ==========

  The non-current portion of inventory consists of $600,000 of CRA-Z soap which the company believes will take longer than one year to sell.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM")and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $8,743 for the quarter ended March 31, 1998. These investment's are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                               Three Months Ended
                                                    March  31,
                                         ---------------------------------
                                          1998                      1997
                                         -------                   -------

Revenue                                  $ 9,057                   $ 9,130
Costs and expenses                         4,466                     4,348
                                         -------                   -------
Net income                               $ 4,591                   $ 4,782
                                         =======                   =======

Consulier's share of
    earnings                             $   115                   $   295
                                         =======                   =======

Consulier owned approximately 9% and 10% of AVM's capital as of March 31,1998 and 1997, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 2.5% and 6% of AVM's earnings at March 31, 1998 and 1997, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4. EARNINGS PER SHARE


                                                               Three Months Ended
                                                                    March  31,
                                                       ----------------------------------
                                                          1998                    1997
                                                       ----------              ----------
Numerator:
   Net income, numerator for basic and diluted
   Earnings per share                                  $   28,202              $  183,438

Denominator:
   Denominator for basic Earnings
   per share, weighted - average shares                 2,438,459               2,499,495

   Effect of dilutive securities:
     Stock options                                         36,141                  23,630
     Warrants                                               7,868                      --
                                                       ----------              ----------
Dilutive potential common shares                           44,009                  23,630
     Denominator for diluted Earnings
     per share, adjusted weight -
     average shares                                     2,482,468               2,523,125
                                                       ==========              ==========
     Basic earnings per share                                 .01                     .07

     Diluted earnings per share                               .01                     .07



Options to purchase 12,500 shares of common stock at prices ranging from $4.38 to $5.00 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced a decrease in net income for the first quarter of 1998. Net income decreased $155,236 or 85% to $28,202 from $183,438 in 1997. Revenues decreased 25% in the first quarter of 1998 compared to 1997.

Net sales of the Company's Southeast Automotive parts distribution segment represent 99% of Consulier's net sales. Sales for this segment decreased 25% or $212,346 to $629,961 in 1998 compared to $842,307 in the first quarter of 1997. Selling, General and Administrative expenses were $286,155 in 1998 compared to $293,840 in 1997, a decrease of $7,685. Other Income/Expense increased $12,501 in the first quarter due to an increase in interest expense. The automotive parts distribution segment experienced a loss before taxes of $49,494 in 1998 compared to income before taxes of $24,298 in 1997.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. The ladder Tool Topper(TM) line of products is currently being developed. The products segment had $124,213 of expenses in the first quarter of 1998 with no comparable expenses in 1997. The major expenditures were for research and development $51,174, marketing $56,563 and travel $9,585. The injection molds for the Tool Topper(TM) are currently being produced with production expected to begin in late 1998.

Investment income from Consulier's AVM limited partnership interest and HRO was $250,747 in 1998, a 16% decrease from 1997 income of $299,901. The first quarter annualized return on investments was 47% compared to 56% in the first quarter last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, Consulier's cash totaled $235,498 as compared to $7,013 at December 31, 1997. During the quarter Consulier's cash increased $228,485. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Mr. Mosler to finance working capital and capital expenditures.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) construction of injection molds.

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 1998 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced a decrease in sales in the first quarter but management is now seeing an improvement in sales due to the introduction of new product lines. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1997 Southeast had approximately $1,600,000 of hand cleaner CRA-Z Soap in inventory. A portion, $600,000 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell.

In 1997, Consulier entered into a contract for the purchase of six patents for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A Florida corporation was established to develop, manufacture, sell and distribute the patented products. This corporation, C-6 Products, Inc. ("C-6"), is a wholly owned subsidiary of Consulier. During 1998, C-6 is continuing development of the Tool Topper(TM) Workstation product. This patented product is designed so it can be easily and quickly attached to any stepladder, converting it into a work platform. C-6 has completed design and rapid prototyping of the Tool Topper(TM) Workstation. An agreement has been reached with a large production plastic injection molding company to manufacture our Tool Topper(TM) Workstation for us. Production tooling orders were placed for all required tools. Initiation of production is scheduled for August 1998. Packaging and handling requirements and other production issues will be addressed this summer. Marketing is underway utilizing the prototype Tool Topper(TM) Workstations and sales brochures. However, marketing cannot be finalized until actual production parts are available. This is primarily because of the need for the product and its marking and packaging to pass quality assurance requirements of the retailers.

In October 1997, Consulier purchased a minority equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("BioSafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides.

Recent public concern over environmental practices and the effect of toxic chemicals on the environment are producing increasing pressure on agricultural concerns to limit their use. BioSafe uses peroxigen chemistry as a pesticide, algaecide and fungicide. Peroxigen chemistry uses the power of free radical oxidation to kill all forms of micro-organisms that may be pathogenic to plants, without causing harm to the plant. Peroxigens immediately biodegrade upon reacting with either micro-organisms or organic material such as soil, into components of oxygen and water leaving behind no toxic residues.

BioSafe's initial product, ZeroTol(TM), utilizes a formulation using peroxigens as the principal active ingredients. No other company currently has or has requested a US EPA registration for the use of peroxigens for these purposes.

BioSafe's federal EPA registration for its ZeroTol(TM) product was received in 1998 permitting its use on ornamental plants and turf applications. Additionally, the U.S. Patent Office granted a patent for ZeroTol(TM).

Consulier has an agreement to purchase up to a 40% equity interest in BioSafe. During 1998 management has continued to increase its investment in BioSafe. BioSafe sales have improved in 1998 as new distributors and product users have been added and advertising in trade magazines initiated.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis or Plan of Operation are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in and the marketing of Consulier's Tool Topper(TM) and CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 1998, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 1998, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 1998, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 1998, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         EXHIBIT      DESCRIPTION
         -------      -----------
           27         Financial Data Schedule (for SEC use
                      only)


(B)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 1998.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CONSULIER ENGINEERING, INC.

                                                   (Registrant)



                                            /s/ Ralph D. Butler
                                           --------------------------
Date:  May 12, 1998                            Ralph D. Butler
                                             Secretary/Treasurer
                                           Chief Financial Officer