Form 10QSB
period 1998-06-30
CONSULIER ENGINEERING INC
filed 1998-08-21
CIK 846718

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756


                          CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            FLORIDA                                         59-2556878
-------------------------------                 --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


169 TEQUESTA DRIVE - SUITE 31E, TEQUESTA, FL                   33469
--------------------------------------------------------------------------------
(Address of principal executive offices)


                                 (561) 745-9149
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


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

AS OF AUGUST 12, 1998, THERE WERE 4,888,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                   PAGE
                                                                   ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheets at
         June 30,1998 (Unaudited)
         and December 31, 1997 ...............................       3

        Consolidated Statements of Income at three
         and six month periods ended June 30,
         1998 and 1997 (Unaudited) ...........................       4

        Consolidated Statements of Cash Flows at
         six month periods ended June 30, 1998
         and 1997 (Unaudited) ................................       5

        Notes to Consolidated Financial
         Statements (Unaudited) ..............................       6


Item 2.  Management's Discussion and Analysis or
           Plan of Operation .................................      10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................      14

Item 2.  Changes in Securities ...............................      14

Item 3.  Defaults upon Senior Securities .....................      14

Item 4.  Submission of Matters to a Vote of Security
           Holders ...........................................      14

Item 5.  Other Information ...................................      14

Item 6.  Exhibits and Reports on Form 8-K ....................      15

SIGNATURES ...................................................      16

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,          DECEMBER 31,
                                                                           1998               1997
                                                                        ------------       ------------
                                                                        (UNAUDITED)
ASSETS

 CURRENT:
  Cash (Note 1)                                                         $     72,177       $      7,013
  Receivables  (Note 2)                                                      585,861            664,154
  Receivables - related parties  (Note 11(a))                                913,363            861,585
  Notes receivable - related parties (Note 11(c))                            430,558            430,558
  Inventories  (Notes 1 and 3)                                             2,015,299          2,058,263
  Other current assets                                                       102,136            105,700
                                                                        ------------       ------------

        TOTAL CURRENT ASSETS                                               4,119,394          4,127,273

  Property and equipment, net  (Notes 1, 4 and 6)                          1,852,950          1,537,554
  Limited partnership interests (Notes 1 and 5)                            2,334,787          2,132,798
  Notes receivable - related parties (Note 11(b))                          1,741,798          1,741,797
  Non-current inventory (Notes 1 and 3)                                      600,000            600,000
  Patents and other assets                                                   172,373            239,366
                                                                        ------------       ------------

                                                                        $ 10,821,302       $ 10,378,788
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT :
  Accounts payable and accruals                                         $    165,218       $    250,765
  Income taxes (Notes 1 and 8)                                                     0              5,231
  Notes payable - banks  (Note 6(a))                                       2,322,128          1,748,775
  Note payable - related parties  (Note 6(c))                                155,511            352,297
                                                                        ------------       ------------

        TOTAL CURRENT LIABILITIES                                          2,642,857          2,357,068

  Bonds payable  (Note 6(b))                                               1,275,000          1,275,000
  Deferred income taxes (Notes 1 and 8)                                       17,253             14,766
                                                                        ------------       ------------

        TOTAL LIABILITIES                                                  3,935,110          3,646,834
                                                                        ------------       ------------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized ---25,000,000 shares;
    Issued --- 5,136,066 shares in 1998 and 5,124,066 in 1997                 51,361             25,620
  Additional paid-in capital                                               2,955,081          2,881,823
  Retained earnings                                                        4,348,113          4,292,874
                                                                        ------------       ------------

                                                                           7,354,555          7,200,317
  Less treasury stock at cost - 247,148 shares
     in 1998 and 1997                                                       (468,363)          (468,363)
                                                                        ------------       ------------

        TOTAL STOCKHOLDERS' EQUITY                                         6,886,192          6,731,954
                                                                        ------------       ------------

                                                                        $ 10,821,302       $ 10,378,788
                                                                        ============       ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                  (UNAUDITED)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                -----------------------------       -----------------------------
                                                    1998              1997              1998              1997
                                                -----------       -----------       -----------       -----------
REVENUES:
  Net sales                                     $   755,328       $   923,609       $ 1,391,556       $ 1,767,716
                                                -----------       -----------       -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                433,266           555,407           767,548         1,049,359
  Selling, general and
    administrative                                  536,134           432,785         1,020,890           816,443
  Research and development expense                    1,821            51,646            38,333            81,050
                                                -----------       -----------       -----------       -----------

                                                    971,221         1,039,838         1,826,771         1,946,852
                                                -----------       -----------       -----------       -----------

    Operating loss                                 (215,893)         (116,229)         (435,215)         (179,136)
                                                -----------       -----------       -----------       -----------


OTHER INCOME (EXPENSE):
 Investment income - related party                  253,037           350,747           503,784           650,648
 Interest income - related parties                   56,566            86,926           114,458           174,113
 Interest expense - other                           (66,889)          (53,806)         (126,529)          (94,299)
 Other income                                        16,529            13,486            32,069            20,236
                                                -----------       -----------       -----------       -----------

                                                    259,243           397,353           523,782           750,698
                                                -----------       -----------       -----------       -----------



Income before income taxes                           43,350           281,124            88,567           571,562
Income taxes  (Notes 1 and 8)                        16,313            98,936            33,328           205,936
                                                -----------       -----------       -----------       -----------


Net income                                      $    27,037       $   182,188       $    55,239       $   365,626
                                                ===========       ===========       ===========       ===========


Basic and diluted earnings per share            $      0.01       $      0.04       $      0.01       $      0.08
                                                ===========       ===========       ===========       ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 10)
                                  (UNAUDITED)


                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          -----------------------------
                                                                             1998              1997
                                                                          -----------       -----------
OPERATING ACTIVITIES:
Net Income                                                                $    55,239       $   365,626
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                                 51,736            48,744
  Amortization                                                                 12,556             8,804
  Investment income - related party                                          (503,784)         (650,648)
  Changes in operating assets and liabilities:
    (Increase) in receivables and other current assets                        (40,949)         (148,573)
    Decrease (increase) in inventories                                         42,964          (276,074)
    (Increase) in other assets                                                (53,586)          (95,162)
    (Decrease) increase in accounts payable and accruals                      (85,546)          107,183
    (Decrease) in income taxes payable                                         (2,744)          (48,677)
                                                                          -----------       -----------

NET CASH USED IN OPERATIONS                                                  (524,114)         (688,777)
                                                                          -----------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                      (367,132)       (1,198,231)
  Distributions from partnership interest                                     527,247           645,382
  Investment in BioSafe Systems, LLC                                          (98,182)                0
  Loans to related parties                                                   (145,008)         (109,098)
                                                                          -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                                         (83,075)          661,947
                                                                          -----------       -----------

FINANCING ACTIVITIES:

  Repayment of bank and other loans                                           (66,647)           (1,673)
  Borrowings                                                                  640,000         1,000,000
  Sales of common stock                                                         5,250                 0
  Disgorgement of stock sale profits                                           93,750                 0
  Purchase of stock for treasury and stock options (Note 9(c))                      0           (35,179)
                                                                          -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     672,353           963,148
                                                                          -----------       -----------

INCREASE (DECREASE) IN CASH                                                    65,164          (387,576)
CASH, BEGINNING OF PERIOD                                                       7,013           557,639
                                                                          -----------       -----------

CASH, END OF PERIOD                                                       $    72,177       $   170,063
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

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation, Consulier Business Services, Inc., and C-6 Products Inc. All intercompany balances and transactions have been eliminated.

All per share data and numbers of shares of the Company's common stock, par value $.01 per share ("common stock") for all periods included in the financial statements and notes thereto have been adjusted to reflect a two-for-one stock split in the form of a 100% stock dividend that became effective April 15, 1998.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                                        June 30,        December 31,
                                          1998              1997
                                      -----------       -----------

      Raw materials                   $    43,482       $    26,161
      CRA-Z Soap                          998,321         1,010,561

      Finished goods                    1,017,496         1,065,541
      Obsolescence reserve                (44,000)          (44,000)
                                      -----------       -----------

                                      $ 2,015,299       $ 2,058,263
                                      ===========       ===========

      Non-Current Inventory           $   600,000       $   600,000
                                      ===========       ===========


  The non-current portion of inventory consists of $600,000 of CRA-Z soap which the company believes will take longer than one year to sell.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM")and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $8,701 for the quarter ended June 30, 1998 and 17,444 year to date. These investment's are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):



                                            Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                            --------------------      --------------------
                                              1998        1997          1998          1997
                                            -------      -------      -------      -------
      Revenues                              $ 9,057      $10,122      $20,181      $19,251
      Costs and expenses                      4,466        4,495       10,322        8,542
                                            -------      -------      -------      -------

      Net income                            $ 4,591      $ 5,627      $ 9,859      $10,409
                                            =======      =======      =======      =======

      Company's share of income             $   242      $   349      $   486      $   639
                                            =======      =======      =======      =======



Consulier owned approximately 7% and 10% of AVM's capital as of June 30, 1998 and 1997, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 6% of AVM's earnings at June 30, 1998 and 1997, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4. EARNINGS PER SHARE

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                          June 30,
                                              --------------------------      --------------------------
                                                 1998            1997            1998             1997
                                              ----------      ----------      ----------      ----------
Numerator:
Net income,
numerator for basic and diluted
Earnings per share                            $   27,037      $  182,188      $   55,239      $  365,626

Denominator:
 Denominator for basic Earnings
 per share, weighted-average shares            4,887,072       4,993,668       4,882,951       4,993,668


Effect of dilutive securities:
 Stock options                                    57,657          59,434          61,542          62,798
 Warrants                                         12,752              --          13,567              --
                                              ----------      ----------      ----------      ----------
Dilutive potential common shares                  70,409          59,434          75,109          62,798

 Denominator for diluted Earnings
 per share, adjusted weight-
 average shares                                4,957,481       5,053,102       4,958,060       5,056,466
                                              ==========      ==========      ==========      ==========

 Basic earnings per share                            .01             .04             .01             .07

 Diluted earnings per share                          .01             .04             .01             .04



Options to purchase 17,500 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced a decrease in net income for the second quarter of 1998 and also year to date. For the second quarter, net income decreased $155,151 or 85% to $27,037 from $182,188 in 1997. Year to date, net income decreased $310,387 or 85% to $55,239 from $365,626 in 1997.

Net sales of the Company's Southeast Automotive parts distribution segment represent 99% of Consulier's net sales. Sales for this segment decreased $384,089 or 22% to $1,377,156 for the six month period in 1998 compared to $1,761,245 in 1997. Selling, General and Administrative expenses were $625,217 for the six months of 1998 compared to $594,689 in 1997, an increase of $30,528. Other Income/Expense increased $26,600 in the six month period due to an increase in interest expense. The automotive parts distribution segment experienced a loss before taxes of $137,638 in the six month period of 1998 compared to income before taxes of $54,046 for the same period in 1997.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. The ladder Tool Topper(TM) line of products is currently in production. The products segment had $212,294 of expenses in the six month period of 1998 compared to $65,132 in 1997. The products segment has not recorded any income in the six month period of 1998. The major expenditures have been for research and development, marketing and travel. The first production run of 10,000 units should be ready for distribution by the later part of August.

Investment income from Consulier's AVM limited partnership interest and HRO was $503,784 in the first six months of 1998, a 23% decrease from 1997 income of $650,648. For the second quarter of 1998 the investment income was $253,037, compared to $350,747 last year, a 28% decrease.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, Consulier's cash totaled $72,177 as compared to $7,013 at December 31, 1997. During the six month period

Consulier's cash increased $65,164. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board Warren B. Mosler to finance working capital and capital expenditures.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) manufacturing.

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 1998 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced a decrease in sales in the six months of 1998 but management is now seeing an improvement in sales due to the introduction of new product lines. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1997 Southeast had approximately $1,600,000 of hand cleaner CRA-Z Soap in inventory. A portion, $600,000 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell.

In 1997, Consulier entered into a contract for the purchase of six patents for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A

Florida corporation was established to develop, manufacture, sell and distribute the patented products. This corporation, C-6 Products, Inc. ("C-6"), is a wholly owned subsidiary of Consulier. During 1998, C-6 is continuing development of the Tool Topper(TM) Workstation product. This patented product is designed so it can be easily and quickly attached to any stepladder, converting it into a work platform. C-6 has completed design and rapid prototyping of the Tool Topper(TM) Workstation. An agreement has been reached with a large production plastic injection molding company to manufacture our Tool Topper(TM) Workstation for us. Production tooling orders were placed for all required tools. An initial order for 10,000 units will be complete in August 1998. Marketing is underway utilizing the first five units manufactured which will be used by the marketing department at the National Hardware Show in Chicago in August 1998. The "C-6" website www.tooltopper.com to sell the ToolTopper(TM) online is operational as is our automated telephone answering system for taking individual orders via our 800-TOPPER3 number.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 1998, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.


ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 1998, Consulier sold an aggregate of 12,000 shares of unregistered Common Stock. Consulier issued 10,000 shares of Common Stock to an option holder in connection with the exercise of an option to purchase shares of common stock at an exercise price of $0.05 per share. Two employees of Consulier purchased 1,000 shares of Common Stock at a price of $2.375 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 1998, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of 1998, the Company did not submit any matters to a vote of security holders.


ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT      DESCRIPTION
     -------      -----------

       27         Financial Data Schedule (for SEC use
                  only)


(b)  CURRENT REPORTS ON FORM 8-K

Form 8-K dated April 15, 1998, Item 5, reporting increase in authorized capital stock and two-for-one split of outstanding common shares.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CONSULIER ENGINEERING, INC.

                                           (Registrant)




                                    /s/  RALPH D. BUTLER
                                    -----------------------------------------
Date:  August 19, 1998              Ralph D. Butler
                                    Secretary/Treasurer
                                    Chief Financial Officer