Form 10QSB
period 1998-09-30
CONSULIER ENGINEERING INC
filed 1998-11-12
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
    [ X ]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

    [   ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       -------

                          CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                 59-2556878
 ------------------------------                -------------------
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

As of November 6, 1998, there were 4,888,918 outstanding shares of common stock, par value $0.01 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         September 30, 1998 (Unaudited)
         and December 31, 1997 . . . . . . . . . . . . . . . . . .         3

        Consolidated Statements of Income at three
         and nine month periods ended September 30,
         1998 and 1997 (Unaudited) . . . . . . . . . . . . . . . .         4

        Consolidated Statements of Cash Flows at
         nine month periods ended September 30, 1998
         and 1997 (Unaudited)  . . . . . . . . . . . . . . . . . .         5

        Notes to Consolidated Financial
         Statements (Unaudited)  . . . . . . . . . . . . . . . . .         6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation  . . . . . . . . . . . . . . .        10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .        15

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . .        15

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . .        15

Item 4.  Submission of Matters to a Vote of Security
                  Holders  . . . . . . . . . . . . . . . . . . . .        15

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .        15

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . .        16

SIGNATURES  . . . . . . . . . . . . . . . . . .. . . . . . . . . .        17

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   SEPTEMBER 30,        DECEMBER 31,
   ASSETS                                                              1998                 1997
--------------------------------------------------                --------------        ------------
                                                                    (UNAUDITED)
 CURRENT:
  Cash (Note 1)                                                    $    304,936         $      7,013
  Receivables  (Note 2)                                                 451,558              664,154
  Receivables - related parties  (Note 11(a))                           941,698              861,585
  Notes receivable - related parties (Note 11(c))                       430,558              430,558
  Inventories  (Notes 1 and 3)                                        1,981,564            2,058,263
  Other current assets                                                   12,747              105,700
                                                                   ------------         ------------

        TOTAL CURRENT ASSETS                                          4,123,061            4,127,273

  Property and equipment, net  (Notes 1, 4 and 6)                     2,127,173            1,537,554
  Limited partnership interests (Notes 1 and 5)                       2,233,636            2,132,798
  Notes receivable - related parties (Note 11(b))                     1,741,798            1,741,797
  Non-current inventory (Notes 1 and 3)                                 600,000              600,000
  Patents and other assets                                              199,423              239,366
                                                                   ------------         ------------

                                                                   $ 11,025,091         $ 10,378,788
                                                                   ============         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------

LIABILITIES:
 CURRENT :
  Accounts payable and accruals                                    $    250,868         $    250,765
  Income taxes (Notes 1 and 8)                                                0                5,231
  Notes payable - banks (Note 6(a))                                     288,804            1,748,775
  Note payable - related parties (Note 6(c))                          2,419,897              352,297
                                                                   ------------         ------------

        TOTAL CURRENT LIABILITIES                                     2,959,569            2,357,068

  Bonds payable  (Note 6(b))                                          1,275,000            1,275,000
  Deferred income taxes (Notes 1 and 8)                                  17,253               14,766
                                                                   ------------         ------------

        TOTAL LIABILITIES                                             4,251,822            3,646,834
                                                                   ------------         ------------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized ---25,000,000 shares;
    Issued---5,136,066 shares in 1998 and 5,124,066 in 1997              51,361               51,241
  Additional paid-in capital                                          2,955,081            2,856,202
  Retained earnings                                                   4,235,190            4,292,874
                                                                   ------------         ------------

                                                                      7,241,632            7,200,317
  Less treasury stock at cost - 247,148 shares
     in 1998 and 1997
                                                                       (468,363)            (468,363)
                                                                   ------------         ------------

        TOTAL STOCKHOLDERS' EQUITY                                    6,773,269            6,731,954
                                                                   ------------         ------------

                                                                   $ 11,025,091         $ 10,378,788
                                                                   ============         ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)



                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                          -----------------------------       -----------------------------

                                              1998              1997              1998              1997
                                          -----------       -----------       -----------       -----------

REVENUES:
  Net sales                               $   680,188       $   733,170       $ 2,071,744       $ 2,500,886
                                          -----------       -----------       -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                          390,757           363,818         1,158,305         1,413,177
  Selling, general and
    administrative                            663,085           559,970         1,683,975         1,376,413
  Research and development expense              3,450            42,938            41,783           123,988
                                          -----------       -----------       -----------       -----------

                                            1,057,292           966,726         2,884,063         2,913,578
                                          -----------       -----------       -----------       -----------

    Operating loss                           (377,104)         (233,556)         (812,319)         (412,692)
                                          -----------       -----------       -----------       -----------


OTHER INCOME (EXPENSE):
 Investment income - related party            370,655           344,502           874,439           995,150
 Interest income - related parties             56,800            88,433           171,258           262,546
 Interest expense - other                     (79,010)          (63,237)         (205,539)         (157,536)
 Other income                                  32,649            26,360            64,718            46,596
 Loss on investment-HRO                      (150,242)                0          (150,242)                0
                                          -----------       -----------       -----------       -----------


                                              230,852           396,058           754,634         1,146,756
                                          -----------       -----------       -----------       -----------


(Loss) income before income taxes            (146,252)          162,502           (57,685)          734,064
Income taxes (Notes 1 and 8)                  (33,328)           70,293                 0           276,229
                                          -----------       -----------       -----------       -----------


Net (loss) income                         $  (112,924)      $    92,209       $   (57,685)      $   457,835
                                          ===========       ===========       ===========       ===========



Basic and diluted earnings per share      $     (0.02)      $      0.02       $     (0.01)      $      0.09
                                          ===========       ===========       ===========       ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 10)
                                  (UNAUDITED)


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income                                                    $   (57,685)      $   457,835
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                            77,604            63,009
  Amortization                                                            18,834            14,227
  Investment income - related party                                     (856,994)         (995,150)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets          157,862           (84,901)
    Decrease (increase) in inventories                                    76,699          (538,784)
    Decrease (increase) in other assets                                   25,669           (89,741)
    Increase in accounts payable and accruals                                103            43,464
    (Decrease) in income taxes payable                                    (2,744)          (45,342)
                                                                     -----------       -----------

NET CASH USED IN OPERATIONS                                             (560,652)       (1,175,383)
                                                                     -----------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                 (589,619)       (1,326,321)
  Distributions from partnership interest                                968,951           884,025
  Investment in BioSafe Systems, LLC                                    (147,273)                0
  Loans to related parties                                               (80,113)         (168,821)
                                                                     -----------       -----------

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                         151,946          (611,117)
                                                                     -----------       -----------


FINANCING ACTIVITIES:
  Repayment of bank and other loans                                   (1,459,971)           (2,018)
  Borrowings                                                           2,067,600         1,452,329
  Sales of common stock                                                    5,250                 0
  Disgorgement of stock sale profits                                      93,750                 0
  Purchase of stock for treasury and stock options (Note 9(c))                 0          (166,538)
                                                                     -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                706,629         1,283,773
                                                                     -----------       -----------

INCREASE (DECREASE) IN CASH                                              297,923          (502,727)
CASH, BEGINNING OF PERIOD                                                  7,013           557,639
                                                                     -----------       -----------

CASH, END OF PERIOD                                                  $   304,936       $    54,912
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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:



                              September 30,          December 31,
                                   1998                  1997
                              ------------           ------------

Raw materials                  $    55,551           $    26,161
CRA-Z Soap                       1,000,627             1,010,561

Finished goods                     969,386             1,065,541
Obsolescence reserve               (44,000)              (44,000)
                               -----------           -----------

                               $ 1,981,564           $ 2,058,263
                               ===========           ===========

Non-Current Inventory          $   600,000           $   600,000
                               ===========           ===========


The non-current portion of inventory consists of $600,000 of CRA-Z soap which the company believes will take longer than one year to sell.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") This investment is accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):



                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                                1998       1997          1998        1997
                              -------     -------      -------     -------
Revenues                      $14,493     $10,305      $34,674     $29,556
Costs and expenses              6,520       4,561       16,843      13,403
                              -------     -------      -------     -------


Net income                    $ 7,973     $ 5,744      $17,831     $16,153
                              =======     =======      =======     =======


Company's share of
              Net income      $   371     $   340      $   857     $   978
                              =======     =======      =======     =======




Consulier owned approximately 7% and 9% of AVM's capital as of September 30, 1998 and 1997, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 6% of AVM's earnings at September 30, 1998 and 1997, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 4. EARNINGS PER SHARE

                                            Three Months Ended             Nine Months Ended
                                               September 30,                  September 30,
                                            1998           1997             1998            1997
                                        ---------------------------    ----------------------------
Numerator:
Net (loss) income,
numerator for basic and diluted
Earnings per share                      $  (112,924)     $   92,209     $   (57,685)     $  457,835

Denominator:
 Denominator for basic Earnings
 per share, weighted-average shares       4,888,918       4,956,486       4,884,962       4,981,898


Effect of dilutive securities:
 Stock options                               49,539          62,514          57,831          67,682
 Warrants                                    11,045              --          12,788              --
                                        -----------      ----------     -----------      ----------
Dilutive potential common shares             60,584          62,514          70,619          67,682

 Denominator for diluted Earnings
 per share, adjusted weight-
 average shares                           4,949,502       5,019,000       4,955,581       5,049,580
                                        ===========      ==========     ===========      ==========

 Basic earnings per share                      (.02)            .02            (.01)            .09

 Diluted earnings per share                    (.02)            .02            (.01)            .09



Options to purchase 25,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced a decrease in net income for the third quarter of 1998 and also year to date. For the third quarter, net income decreased $204,503 or 222% to a loss of $112,924 from income of $92,209 in 1997. Year to date, net income decreased $515,520 or 113% to a loss of $57,655 from income of $457,835 in 1997.

Net sales of the Company's Southeast Automotive parts distribution segment represent 99% of Consulier's net sales. Sales for this segment decreased $430,934 or 17% to $2,054,224 for the nine month period in 1998 compared to $2,485,158 in 1997. Selling, General and Administrative expenses were $961,846 for the nine months of 1998 compared to $964,528 in 1997, a decrease of $2,682. Other Income/Expense increased $62,779 in the nine month period due to an increase in interest expense. The automotive parts distribution segment experienced a loss before taxes of $261,663 in the nine month period of 1998 compared to a loss before taxes of $25,504 for the same period in 1997.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. The ladder Tool Topper(TM) line of products is currently in production. The products segment had $374,190 of expenses in the nine month period of 1998 compared to $163,366 in 1997. The products segment has not recorded any income in the nine month period of 1998. The major expenditures have been for research and development, marketing and travel. The first production run of 10,000 units was ready for distribution in September.

Investment income from Consulier's AVM limited partnership interest was $856,995 in the first nine months of 1998, a 12% decrease from 1997 income of $978,978. The High Risk Opportunities Fund Ltd. ("HRO") has been placed in liquidation under Cayman Islands law. The objective of the Fund was to achieve substantial capital appreciation through investment in a broad and unrestricted range of financial instruments. HRO focused primarily on leveraged investments in fixed-income securities and derivatives in emerging markets. HRO's Russian position consisted of leveraged investments in ruble-denominated, short-term Russian government securities ("GKOs") (generally accessed through total return swaps and structured notes), with the ruble/dollar currency risk hedged through non-deliverable forward contracts ("NDFs") with Western European and U.S. banks.

During the second half of August 1998, the Russian government announced various emergency measures apparently designed to, among other things, improve the Russian government's financial position and forestall the collapse of the Russian banking system. These misguided measures included a devaluation of the ruble, a 90 day moratorium on servicing of foreign debts including forward foreign exchange contracts and a forced restructuring (i.e. default) on certain sovereign local currency debt, including virtually all their GKOs. The government ministers who announced such measures were subsequently fired by President Yeltsin and the Russian government remains in a chaotic state to this day.

Since the announcement of the restructuring, the official GKO market in Russia has been closed. The Russian default and devaluation also led to substantial declines in the value of emerging market debt worldwide as investors fled to the safety of U.S. Treasuries. These events caused severe losses for many Western banks and investment funds, including HRO. The liquidators now have complete control of HRO assets and authority to pursue and settle claims. There can be no certainty regarding the ultimate value of HRO. With that being the case, the best current course of action is to carry the HRO fund at a zero value on the Company's books. A loss on investment in the amount of $150,242 was recorded in September.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, Consulier's cash totaled $304,936 as compared to $7,013 at December 31, 1997. During the nine month period Consulier's cash increased $297,923. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board Warren B. Mosler to finance working capital and capital expenditures.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) manufacturing and sales.

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 1998 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced a decrease in sales in the six months of 1998 but management is now seeing an improvement in sales due to the introduction of new product lines. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1997 Southeast had approximately $1,600,000 of hand cleaner CRA-Z Soap in inventory. A portion, $600,000 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell. Southeast's CRA-Z soap retail presence is rapidly growing. The product is now available at Paccar Automotives chain of 152 Al's and Grand Auto auto parts stores. These stores are located throughout six western states. The Southeast CRA-Z Soap Web Site has generated a substantial amount of brand recognition. In addition, retail sales from the website have commenced and "virtual" distributors have been signed up to sell the product worldwide.

In 1997, Consulier entered into a contract for the purchase of six patents for tools and related products. Several are related to work platform and tool holding attachments to ladders tentatively being called our Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws powered by 110/220 volt AC, pneumatic and battery power sources. A Florida corporation was established to develop, manufacture, sell and distribute the patented products. This corporation, C-6 Products, Inc. ("C-6"), is a wholly owned subsidiary of Consulier. During 1998, C-6 is continuing development of the Tool Topper(TM) Workstation product. This patented product is designed so it can be easily and quickly attached to any stepladder, converting it into a work platform. C-6 has completed design and rapid prototyping of the Tool Topper(TM) Workstation. An agreement has been reached with a large production plastic injection molding company to manufacture our Tool Topper(TM) Workstation for us. Production tooling orders were placed for all required tools. An initial order for 10,000 units was completed in September 1998. Advertising for the ToolTopper(TM) commenced in October. This resulted in direct sales from the ToolTopper(TM) Web site as well as the toll free order fulfillment system. We have also begun marketing the ToolTopper(TM) to regional as well as nationwide retail chains. The ToolTopper(TM) will be featured nationally on the QVC Television Shopping Network in November.

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

Consulier has an agreement to purchase up to a 40% equity interest in BioSafe. During 1998 management has continued to increase its investment in BioSafe. BioSafe sales have improved in 1998 as new distributors and product users have been added and advertising in trade magazines initiated. BioSafe has established a national distribution with over 20 distributors in 50 individual locations. Additionally a distributor has been added in South America. Advertising is continuing in periodicals focused on the greenhouse industry and is continuing to identify potential new users.

In August BioSafe completed the move of its headquarters from New Jersey to Glastonbury, CT. Their new facility will provide larger quarters for product development and evaluation and will provide necessary warehouse space and distribution facilities.


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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1998, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 1998 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of 1998, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the third quarter of 1998, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT      DESCRIPTION
     -------      -----------

       27         Financial Data Schedule (for SEC use
                  only)


(B)      CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 1998.

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


                                              CONSULIER ENGINEERING, INC.
                                              ---------------------------
                                                      (Registrant)




                                                  /s/  Ralph D. Butler
                                                 ----------------------
Date:  November 11, 1998                                 Ralph D. Butler
                                                     Secretary/Treasurer
                                                 Chief Financial Officer