Form 10KSB40
period 1998-12-31
CONSULIER ENGINEERING INC
filed 1999-04-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17756

                           Consulier Engineering, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Florida                                     59-2556878
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S Employer Indentification No.)
 incorporation or organization)


    169 Tequesta Drive, Suite 31E
    Tequesta, FL                                          33469
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)


                                 (561) 745-9149
                        --------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for the fiscal year ended December 31, 1998 totaled $2,713,044.

As of March 30, 1999, there were 4,888,918 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 1999 based on the average bid and asked price of such date was $1,525,048.

                           CONSULIER ENGINEERING, INC.

                         1998 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                       PART I                                    PAGE
                                       ------                                    ----
Item 1.       Description of Business...........................................  3

Item 2.       Description of Property...........................................  9

Item 3.       Legal Proceedings.................................................  9

Item 4.       Submission of Matters to a Vote of
              Security Holders.................................................. 10


                                     PART II

Item 5.       Market for Common Equity and Related
              Stockholder Matters............................................... 10

Item 6.       Management's Discussion and Analysis.............................. 11

Item 7.       Financial Statements.............................................. 14

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................... 14


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act............................................... 15

Item 10.      Executive Compensation............................................ 17

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management.................................................... 18

Item 12.      Certain Relationships and Related Transactions.................... 20

Item 13.      Exhibits and Reports on Form 8-K.................................. 21

                                     PART I
                                     ------

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

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM and is a general partner of AVM Associates, the general partner of AVM. At December 31, 1998, the limited partnership interest is $2,064,215 and the loan from Mosler was repaid in 1992.

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

Southeast has developed a detailed parts catalogue for its distributors. Distributors are able to provide this catalogue to their customers under their own name. Part numbers have been simplified and to the extent possible, made generic.

Sales of CRA-Z Soap have lagged behind expectations. Sales of CRA-Z Soap increased 37%, or $20,395, in 1998 over 1997. Aggressive marketing, including trade show attendance, advertising, and Internet sales and promotion is underway for 1999. Management believes sales of CRA-Z Soap will continue to increase over previous years.

RESEARCH AND DEVELOPMENT EXPENDITURES

Product development costs for Southeast's transmission mounts are being funded primarily by the supplier. Approximately $30,000 per year is spent on tooling for plastic parts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has 20 employees, three in manufacturing, three in shipping and receiving, and fourteen in sales, marketing, management and administration.

(2) INVESTMENTS SEGMENT

INVESTMENT IN ADAMS, VINER & MOSLER, LTD.

In April 1990, Consulier borrowed $3,000,000 from Chairman Warren Mosler and invested the entire proceeds of the loan in a limited partnership interest in AVM. The loan was reduced during 1990 and 1991 and fully retired during 1992.

AVM, a broker/dealer in U.S. Government securities formed in October 1983, is an Illinois limited partnership located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as a Futures Commission Merchant (FCM) and conducts its FCM business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 59 people in addition to the four general partners of its general partner. Mosler is one of the founders of AVM and is a general partner of the general partner of AVM.

As of December 31, 1998 and 1997, Consulier's limited partnership interest represented approximately 9% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately, 5% and 6% of AVM's earnings during 1998 and 1997, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., (the "HRO Fund") a limited partnership formed to invest in an unrestricted range of financial instruments. On Septemeber 1, 1998, HRO was placed in liquidation and all of Consulier's investment in HRO, $150,242 was written off as a loss.

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

BioSafe's initial product, ZeroTol(TM), utilizes a formulation using peroxigens as the principal active ingredients. No other company currently has or has requested a US EPA registration for the use of peroxigens for these purposes. BioSafe's first federal EPA registration for its ZeroTol(TM) product was granted in 1998 permitting its use on ornamental plants and turf applications. BioSafe will concentrate the majority of its initial marketing effort towards commercial greenhouses, nurseries and the turf and turf management industries.

BioSafe Systems based in Glastonbury, CT completed a profitable year in 1998 with the introduction of ZeroTol Algaecide/Fungicide to the commercial greenhouse, nursery and turf industries.

ZeroTol has been well received by professional growers and golf course superintendents across the country. BioSafe Systems introduced a new class of pesticide chemistry to these markets that utilizes the power of peroxygen oxidation to "clean" plant tissue of both disease organisms and the spores that propagate these organisms. ZeroTol is the only product labeled for Horticulture that is capable of inactivating algae, bacterial and fungal spores on contact.

BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In additional, BioSafe has established distribution in Central and South America. Product registrations have been secured in Costa Rica, Colombia and Ecuador.

BioSafe System will be introducing two new products in 1999 to both the horticultural industry as well as general agriculture. The first product is trademarked as OxiDate(TM) Bactericide/Fungicide and is labeled for applications to major high value food crops such as potatoes, leafy vegetables, apples, citrus, stone fruits, grapes and bananas. BioSafe will concentrate its efforts at expanding its distribution network to cover a broad-spectrum distribution into the agricultural markets and will utilize some of the already established distributors who now carry ZeroTol to accomplish this.

BioSafe will also introduce TerraCare Algaecide/Fungicide for use in the commercial greenhouse/nursery and turf markets. The granular formulation introduces a new class of peroxygen chemistry that is capable of both killing and inhibiting algae as well as bacterial and fugal organisms. The TerraCare product is completely biodegradable into components of oxygen, carbon dioxide and calcium carbonate (Lime). TerraCare will be distributed by the existing distributors.

BioSafe System expects an increase in sales with the introduction of the new products as well as the eventual registration of ZeroTol and OxiDate in California in the second quarter of 1999.

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

CORPORATE EMPLOYEES

As of December 31, 1998, the Corporate segment of Consulier's business had nine employees engaged in marketing, engineering, management and finance activities, and three engineers with specialized areas of expertise retained for different engineering projects on a consulting basis. As of February 28, 1999, Consulier had five employees engaged in sales, marketing, engineering, management, and finance activities.

(3)(a) ENGINEERING PRODUCTS

BACKGROUND

In February 1996, Charles E. Spaeth was appointed acting President and CEO. Mr. Spaeth, also on Consulier's Board of Directors, filled that role until the appointment of Michael G. Maguire to that position in April 1997. Mr. Maguire resigned from the positions of President and CEO of Consulier, and President of C-6 Products on February 12, 1999. Mr. Warren B. Mosler, Chairman of the Board of Consulier reassumed the position of President and CEO on February

12, 1999. Ralph D. Butler has continued to serve as Secretary, Treasurer and Chief Financial Officer, positions he has held since May 1996.

Most of Consulier's patents and engineering technology were developed by a former employee, James Shaffer, who left the Company in September 1992.

Consulier's main business had been the purchase or establishment of businesses as subsidiaries and the engineering, development and manufacturing of its own concepts and inventions.

PRODUCTS

All products currently being sold or marketed are in support of Consulier's subsidiaries. The major effort in 1998 was the launch of the Tool Topper(TM) Workstation and accessory line. The products are now on the market and all engineering has been completed.

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

(3)(c)  CONSULIER BUSINESS SERVICES, INC.

Consulier Business Services, Inc. is a wholly owned subsidiary involved in the leasing of two vehicles and various machinery and equipment used in the engine repair and overhaul business (see (3)(d) below). Assets and revenues are not material, and the business is operated by Corporate staff.

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

(4) HOUSEHOLD AND TOOL PRODUCTS

In April 1997 C-6 Products, Inc. purchased six patents for tool and ladder related products. The patents are for work platform and tool holding attachments to ladders. Initial development was launched in April 1997 of a product that attaches to a standard stepladder, converting it into a handy work platform for standard household chores, this is the present day Tool Topper(TM) Workstation and related accessories. The design and development was completed in 1998, and the Tool Topper is now being sold worldwide.

C-6 contracted with Gugel Enterprise, Inc. for marketing services necessary to sell and distribute the Tool Topper Workstation. An aggressive marketing campaign is scheduled for 1999, including attendance at numerous trade shows, advertising, and Internet related sales and promotions.

ITEM 2. DESCRIPTION OF PROPERTY

In February 1999, Consulier reduced its office space as a cost reduction measure. Consulier now occupies approximately 750 square feet in a building owned by AVM properties, Ltd., an entity affiliated with Consulier Chairman, President and CEO, Warren B. Mosler. The property is located at 169 Tequesta Drive, Tequesta, Florida. The space is leased month to month, with a monthly rental of $662.50.

Consulier's facilities are believed to be suitable for present requirements and anticipated future uses.

In May 1997, Southeast purchased a 47,000 square foot industrial warehouse in Medley, Florida. Southeast occupied the building in September 1997. Southeast's automotive distribution business occupies approximately 35,000 square feet and offices for its financial, marketing and administrative personnel occupy 2,000 square feet. Southeast leases approximately 10,000 square feet of the building to an automotive engine component manufacturer as a distribution center. A three year lease was entered into at $4,200 per month with an option to renew for three years at $4,500 per month.

This warehouse is expected to give Southeast the additonal space for growth it will need for the next several years.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of six directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held October 6, 1998. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse, William R. Locke, and Richard Hornstrom were elected upon receipt of the following votes for, 4,794,851. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,794,851.


                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock as reported by NASDAQ.

                                                     High               Low
                                                   --------          --------

YEAR ENDED DECEMBER 31, 1997:
    First quarter                                  $2.6250           $1.7500
    Second quarter                                  2.3750            1.8750
    Third quarter                                   2.5000            2.0000
    Fourth quarter                                  2.1250            2.0000


YEAR ENDED DECEMBER 31, 1998:
    First quarter                                  $1.7500           $1.0315
    Second quarter                                  4.1875            1.7500
    Third quarter                                   2.1250            1.9690
    Fourth quarter                                  2.0310            1.1250

As of March 19, 1999, there were approximately 577 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on The NASDAQ SmallCap Market and has been traded since Consulier's initial public offering in May 1989.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of the Company's Southeast automotive parts distribution segment represented 98% of Consulier's net sales in 1998 and 99% in 1997. This segment's sales decreased 19% or $635,774 in 1998. This decline was primarily due to a customer of Southeast deciding to purchase a factory and enter the automotive aftermarket business. Not only did Southeast lose a customer, they gained a competitor. Southeast's sales for 1998 were $2,656,178 compared to $3,291,952 in 1997.

The automotive parts distribution segment experienced a loss before taxes of $274,634 in 1998 compared to a loss before taxes of $396,583 in 1997. Sales were down $635,774 in 1998 but gross profit only decreased $207,675 from 1997 due to better gross profit percentages. Selling, General and Administrative expenses were $1,329,970 or 50.0% of net sales in 1998 compared to 1,637,447 or 49.7% of net sales in 1997. Selling, General and Administrative expenses decreased $307,477 in 1998 versus 1997 but remained a similar percentage of net sales.

In 1998 there was no bad debt expense while 1997 had a charge of $331,128 as a result of an amount that was expended to bring inventory into the United States that was deemed unrecoverable.

Payroll expenses were $414,819 in 1998 as compared to $433,583 in 1997. This decrease was due to a reduced number of employees working at Southeast for the majority of 1998.

Interest expense was $330,231 in 1998 as compared to interest expense of $276,609 in 1997. The increase in interest expense was primarily due to an increase in bank borrowings and the interest paid on those loans.

Southeast purchased a building in 1997, no rent expense was incurred in 1998 compared to $50,819 in 1997. Occupancy expenses did increase in 1998 in the form of real estate taxes, depreciation, and repairs and maintenance.

YEAR 2000 ISSUES - The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company initiated a program in 1998 to review all of the computer systems of the Company and it subsidiaries in order to determine whether the systems were year 2000 compliant. This study not only involved identifying any required modifications or replacements of certain hardware and software maintained by the Company, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by the Company. The costs associated with this process relate primarily to salaries and were expensed as incurred. Management believes the year 2000 problem will not pose significant operational problems for the Company. The Company's computer operational programs were converted to year 2000 compliant software that use four digits to define the applicable year. The Company believes any future costs associated with Year 2000 compliance will be immaterial.

CORPORATE RESEARCH AND DEVELOPMENT - During 1998 Consulier direct expenditures on research and development totaled $42,733. This represents an decrease of 74.7% from 1997 direct expenditures of $168,781. During 1997 an analysis was made of the active patents to determine if development should continue. All development of the previous active patents was discontinued. The major effort in 1997 and 1998 was the design and development of the Tool Topper(TM) Workstation and accessory line. The products are now on the market

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,355,012 in 1998, a 2% decrease from 1997 income of $1,385,963. This represents annualized returns of 66% and 69%, respectively, on Consulier's average investment during each year.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated net income for the year ended December 31, 1998 was $75,014, or $.02 per share compared to $405,107, or $.16 per share for 1997.

OUTLOOK FOR 1999

Based on AVM's current operations and operating results over the past five years, management expects continued returns in 1999 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 66% and 69% in 1998 and 1997 respectively can be maintained. Sales in the automotive parts distribution segment are expected to increase in 1999 due to the hiring and training of new salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast is scheduled to attend numerous trade shows around the world to promote and sell its products.

For the year ended December 31, 1998 the Company did not reach its sales goals for CRA-Z Soap. As a result of falling short of those goals the Company reclassified an additional $840,902 of CRA-Z Soap as non-current inventory. However, Southeast has continuing expectations for increased CRA-Z Soap in 1999. The CRA-Z Soap Internet web site has generated brand recognition worldwide. In addition, the site supports our distribution and retailer accounts by directing the consumer to the nearest outlet for local purchases. In February 1999, two large distributors have contracted to sell CRA-Z Soap in their established geographical areas. In addition, Paccar Automotive's chain of Auto Parts stores throughout six western states now carries CRA-Z Soap.

As a result of numerous customer requests, a single bar holder has been developed and a new low cost four bar dispenser will be available in 1999. The company has also created new brochures and a new; eye-catching point of sale display that the company believes will help increase sales.

Numerous trade shows in the automotive, mechanical, hardware, household and marine industries are scheduled for the promotion and selling of CRA-Z Soap in 1999.

In August 1998 the Tool Topper(TM) Workstation and related accessories were launched with success at the National Hardware Show in Chicago, Ilinois. In September 1998, initial production of 10,000 units was completed. To date, approximately 5,000 units have been sold including sales to several large retail chains, with a substantial increase expected in 1999. The company has the ability to produce approximately 40,000 units per month.

An aggressive sales and marketing effort is planned for the Tool Topper(TM) in 1999. The company can now meet the manufacturing volume required by large retail chains and as a result, meetings have been scheduled with key personnel at various companies. In addition, the Tool Topper is scheduled for sale on a major television shopping channel.

The Tool Topper will be marketed and sold through attendance at trade shows worldwide during 1999. A cross marketing alliance has also begun between the Tool Topper and CRA-Z Soap. Finally, the Tool Topper web site is being revamped to allow gathering and support of distributors and retailers in addition to just selling the product online.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, Consulier's cash totaled $265,952 as compared to $7,013 at December 31, 1997. During fiscal 1998, Consulier's cash increased by $258,939. Net cash used in operations decreased $806,713 from $1,457,492 in 1997 to $650,779 in 1998. This was primarily due to decreased receivables in 1998 and the decrease in patent purchases and other assets. Working capital decreased $1,300,073 in 1998 primarily due to the reclassification of inventory to non-current. Total net cash provided by investing activities increased as a result in the swing from cash being used by investing activities of $249,178 in 1997 to cash being provided by investing activities of $187,815 in 1998. This increase resulted from a reduction of cash used in the remodeling of Southeast's building.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) orders.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $2.7 million as of December 31, 1998. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes receivable are floating and should move with inflation.

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state Consulier's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in and the marketing of Consulier's Tool Topper(TM) and CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

                                  Director       Positions and Offices Held and Principal Occupation or
Name                 Age            Since        Other Employment during the Past Five Years
----                 ---          --------       ------------------------------------------------------

Warren B.            49             1985         Chairman of the Board, 1985 to present. President and
Mosler                                           Chief Executive Officer, June 1985 to May 1994. In
                                                 February 1999 Mr. Mosler reassumed the positions of
                                                 President and Chief Executive Officer. Principal in Adams,
                                                 Viner & Mosler, Ltd., a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R.              49             1985         1982 to present, private practice of law, Boca Raton,
Simon, Esq.                                      Florida.

Charles E.           75             1992         Project Engineer, Pratt & Whitney Aircraft, 1949 to
Spaeth                                           1990.  Last position - responsible for directing product
                                                 design support functions in areas of structural analytical methods, life prediction methods, mission definition and
                                                 component design verification.

Burck E.             69             1992         1991 to present, President, BG Consulting Group, Inc.
Grosse                                           July 1987 to 1991, Senior Vice President, Lear Group,.
                                                 Inc., general contracting firm. 1948 to 1987, General Motors
                                                 Corporation. Last position General Director, Technical
                                                 Service; responsible for coordination of all technical
                                                 service functions for GM car and truck division.

William R.           53             1992         1971 to 1998, First Bank of Florida, Consumer Loan Officer
Locke                                            and Coordinator of Indirect Dealer Lending. Currently
                                                 retired.

Richard N.           39             1995         1984 to 1989, floor trader at the Chicago Board of
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

Warren B. Mosler, 49 is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in Adams, Viner & Mosler, Ltd., a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Bernardo Davila, 47, President and CEO of Southeast Automotive Acquisition Corporation since 1991. Mr. Davila has been successful in the automotive industry for over 27 years. His expertise has been in the transmission industry where he has educated mechanics about the need of replacing transmission mounts and has created a market for same.

Michael G. Maguire, 61, was the former President and Chief Executive Officer of Consulier. He was elected to these offices in April 1997. In February 1999, Mr. Maguire resigned from Consulier.

Ralph D. Butler, 52, is Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in May 1996. Prior to joining Consulier, Mr. Butler was Chief Financial Officer of Harold Grant, Inc., a multi-state high end clothing retailer. From 1990 to 1995, Mr. Butler was with Governors Bank Corporation, a bank holding company, where he was Senior Vice President, Cashier and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer and each of Consulier's other executive officers for the last three years.

                                            Annual Compensation
                                            -------------------             All Other
Name and Principal Position                 Year         Salary            Compensation
----------------------------                ----         ------            ------------

Warren B. Mosler                            1998       $ 75,000                 -
Chairman of the Board                       1997       $ 75,000                 -
of Directors (2)                            1996       $ 75,000                 -

Michael G. Maguire                          1998            (1)                 -
President and Chief                         1997            (1)                 -
Executive Officer (3)                       1996            (1)                 -


Ralph D. Butler                             1998            (1)                 -
Secretary, Treasurer                        1997            (1)                 -
and Chief Financial Officer                 1996            (1)                 -

(1) Total annual salary and bonus was less than $100,000.
(2) Mr. Mosler became President and Chief Executive Officer in February 1999.
(3) Mr. Maguire resigned from Consulier in February 1999.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION GRANTS TABLE

There were no stock options granted to executive officers during 1998 requiring disclosure.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised, in-the-money stock options held by the named executive officers as of the end of the 1998 fiscal year. No stock options were exercised by any of the named executive officers during 1998. All options presented are exercisable.

                                  Number                  Value of Unexercised
                            Unexercised Options           In-the-Money Options
     Name                    at 1998 Year-End               at 1998 Year-End
----------------            -------------------           --------------------

Warren B. Mosler                   7,020                        $1,755

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier Engineering became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan. The Plan allows employees to save up to 15% of their gross pay. The company may match a percentage of the employees savings contributions or provide more money, through discretionary contributions. During 1998 there were no matching or discretionary contributions made by the company to employees accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS


                                                             Amount and
      Title                                                   Nature of                     Percent of
       Of                Name and Address                    Beneficial                      Class at
      Class             of Beneficial Owner                   Ownership                  December 31, 1998
      -----             -------------------                   ---------                  -----------------
      Common          Warren B. Mosler                        4,128,080  (1)                    84.4%
      Stock           1020 Fairview Lane
                      Singer Island, FL 33404

(1) Includes options to acquire 7,020 shares of Consulier Common Stock.

COMMON STOCK OWNERSHIP OF MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 1998:


                                                             Amount and
 Title                                                        Nature of                     Percent of
  Of                     Name and Address                    Beneficial                      Class at
 Class                  of Beneficial Owner                   Ownership                  December 31, 1998
 -----                  -------------------                   ---------                  -----------------
Common                Warren B. Mosler                        4,128,080  (1)                    84.4%
Stock                 1020 Fairview Lane
                      Singer Island, FL 33404

Common                Alan R. Simon                             180,000  (2)                     3.7%
Stock                 7777 Glades Rd., 204
                      Boca Raton, FL 33434

Common                Richard N. Hornstrom                       10,000                           .2%
Stock                 15607 Cochester Rd.
                      Tampa, Florida   33647

Common                Burck E. Grosse                            15,000  (3)                      .5%
Stock                 11 Huntly Circle
                      Palm Beach Gardens,
                      FL 33418

Common                Charles Spaeth                             10,000  (3)                      .2%
Stock                 13 Paddock Circle
                      Tequesta, FL 33469

Common                William R. Locke                           10,000  (3)                      .2%
Stock                 P.O. Box 3405
                      Tequesta, FL 33469

Common                Ralph D. Butler                             3,000                           .1%
Stock                 2391 Old Dixie Hwy.
                      Riviera Beach, FL 33404

Common                All directors and                       4,356,080                         89.1%
Stock                 executive officers
                      as a group, excluding
                      duplications (7 people)

(1) Includes stock options to acquire 7,020 Consulier shares at $1.25 per share.

(2) Consists of options to acquire shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(3) Consists of stock options granted under Consulier's Tandem Stock Option Plan. Exercise prices for the options range from $1.25 to $2.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AVM PROPERTIES LIMITED PARTNERSHIP LEASE OF OFFICE SPACE

In June 1994, Consulier leased approximately 1,300 square feet of office space located in Tequesta, Florida from AVM Properties, Ltd. on a month-to-month basis. An additional 950 square feet were added to the lease in January 1995, also on a month-to-month basis. In 1997, Consulier reduced its office space by approximately 730 square feet. In the first quarter of 1999 Consulier vacated one suite of offices leaving 750 sq. ft. leased. This property is leased at competitive market rates.

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

In October 1993, MACC sold the automobile business to U.S. Electricar, Inc. in return for restricted common stock and future royalties. Consulier waived its option to reacquire the business in consideration for the future royalties and an option to purchase the stock. Also, principal payments on the MACC note were suspended in November 1993 and the interest rate was further reduced to the one month U.S. Dollar London Interbank Offering Rate ("LIBOR"). The note is payable on May 11, 2001. It has an unpaid balance of $430,558 at December 31, 1998, and is guaranteed by Mr. Mosler.

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

                                   CONSULIER ENGINEERING, INC.



Dated:  April 12, 1999             By:  /s/ Warren B. Mosler
                                        ----------------------
                                        Warren B. Mosler
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              Name                                  Title                           Date
              ----                                  -----                           ----

/s/ Warren B. Mosler
-----------------------------               Chairman of the Board               April 12, 1999
Warren B. Mosler                            of Directors, President
                                            and Chief Executive
                                            Officer

/s/ Ralph D. Butler
-----------------------------               Secretary, Treasurer,               April 12, 1999
Ralph D. Butler                             Chief Financial Officer


/s/ Alan R. Simon
-----------------------------
Alan R. Simon                               Director                            April 12, 1999


/s/ Charles E, Spaeth
-----------------------------
Charles E. Spaeth                           Director                            April 12, 1999


/s/ Burck E. Grosse
-----------------------------
Burck E. Grosse                             Director                            April 12, 1999


/s/ William R. Locke
-----------------------------
William R. Locke                            Director                            April 12, 1999


/s/ Richard N. Hornstrom
-----------------------------
Richard N. Hornstrom                        Director                            April 12, 1999


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                  FORM 10-KSB

ITEM 7. FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Certified Public
   Accountants........................................................... F-2

   Consolidated Balance Sheets at December 31,
   1998 and 1997......................................................... F-3

   Consolidated Statements of Income for the
   years ended December 31, 1998 and 1997................................ F-4

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1998 and 1997........................ F-5

   Consolidated Statements of Cash Flows for the
   years ended December 31, 1998 and 1997................................ F-6

   Notes to Consolidated Financial Statements............................ F-7

A. REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Consulier Engineering, Inc.
Tequesta, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

West Palm Beach, Florida                                        BDO Seidman, LLP
April 9, 1999

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,    December 31,
   ASSETS                                                           1998            1997
-----------------------------------------                      -------------    ------------
 CURRENT:
  Cash                                                          $    265,952    $      7,013
  Receivables, net  (Note 2)                                         516,197         664,154
  Receivables - related parties  (Note 11(a))                        964,875         861,585
  Inventories  (Notes 1 and 3)                                     1,305,500       2,058,263
  Other current assets                                                11,746         105,700
                                                                ------------    ------------

        TOTAL CURRENT ASSETS                                       3,064,270       3,696,715

  Property and equipment, net  (Notes 1 and 4)                     2,142,388       1,537,554
  Limited partnership interests (Notes 1 and 5)                    2,337,073       2,132,798
  Notes receivable - related parties (Note 11(c))                  2,172,355       2,172,355
  Non-current inventories (Notes 1 and 3)                          1,440,902         600,000
  Patents and other assets                                            63,443         239,366
                                                                ------------    ------------

                                                                $ 11,220,431    $ 10,378,788
                                                                ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                 $    249,232    $    250,765
  Income taxes (Notes 1 and 8)                                        51,489           5,231
  Notes payable - banks  (Note 6(a))                               1,777,697       1,748,775
  Note payable - related parties  (Note 6(c))                        946,278         352,297
                                                                ------------    ------------

        TOTAL CURRENT LIABILITIES                                  3,024,696       2,357,068

  Bonds payable  (Note 6(b))                                       1,275,000       1,275,000
  Deferred income taxes (Notes 1 and 8)                               14,766          14,766
                                                                ------------    ------------

        TOTAL LIABILITIES                                          4,314,462       3,646,834
                                                                ------------    ------------


 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
  Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,136,066 shares in 1998 and 5,124,066 in 1997         51,361          51,241
  Additional paid-in capital                                       2,955,082       2,856,202
  Retained earnings                                                4,367,889       4,292,874
                                                                ------------    ------------

                                                                   7,374,332       7,200,317
  Less treasury stock at cost - 247,148 shares
     in 1998 and 1997 (Note 9(c))                                   (468,363)       (468,363)
                                                                ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                                 6,905,969       6,731,954
                                                                ------------    ------------

                                                                $ 11,220,431    $ 10,378,788
                                                                ============    ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME




                                                  YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                     1998          1997
                                                 -----------    -----------

REVENUES:
  Net sales                                      $ 2,713,044    $ 3,320,963
                                                 -----------    -----------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                               1,495,634      1,901,195
  Selling, general and administrative              2,453,712      2,215,735
  Research and development expense                    42,733        168,781
                                                 -----------    -----------

                                                   3,992,079      4,285,711
                                                 -----------    -----------

    Operating loss                                (1,279,035)      (964,748)
                                                 -----------    -----------

OTHER INCOME (EXPENSE):
 Investment income - related parties (Note 5)      1,372,456      1,394,613
 Interest income - related parties                   228,563        319,288
 Interest expense - other                           (272,308)      (228,259)
 Loss on investment - HRO                           (150,242)            --
 Other income                                        247,354        128,628
                                                 -----------    -----------

                                                   1,425,823      1,614,270
                                                 -----------    -----------


Income before income taxes                           146,788        649,522
Income taxes  (Notes 1 and 8)                         71,774        244,415
                                                 -----------    -----------


Net income                                       $    75,014    $   405,107
                                                 ===========    ===========



Basic and diluted earnings per share (Note 13)   $      0.02    $      0.08
                                                 ===========    ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY



                                   COMMON STOCK
                            -------------------------------------------------------
                                                             TREASURY STOCK            ADDITIONAL                     TOTAL
                                                         --------------------------      PAID-IN       RETAINED   STOCKHOLDERS'
                              SHARES         AMOUNT        SHARES         AMOUNT         CAPITAL       EARNINGS       EQUITY
                            -----------   -----------    -----------    -----------    -----------   -----------  -------------
Balance, December 31, 1996    5,124,066   $    51,241       (125,076)   $  (207,950)   $ 2,856,202   $ 3,887,768   $ 6,587,261

Net income for the
year                                 --            --             --             --             --       405,107       405,107

Purchase of shares
for Treasury
(Note 9(c))                          --            --       (122,072)      (260,413)            --            --      (260,413)
                            -----------   -----------    -----------    -----------    -----------   -----------   -----------

Balance,
December 31, 1997             5,124,066   $    51,241       (247,148)      (468,363)     2,856,202     4,292,875     6,731,954

Net income for the
year                                 --            --             --             --             --        75,014        75,014

Sales of common
stock                             2,000            20             --             --          4,730            --         4,750

Exercise of stock
options
(Note 9(a))                      10,000           100                                          400            --           500

Disgorgement of
profit on sale of
common stock by
insider
(Note 17)                            --            --             --             --         93,750            --        93,750
                            -----------   -----------    -----------    -----------    -----------   -----------   -----------


Balance,
December 31, 1998             5,136,066   $    51,361       (247,148)   $  (468,363)   $ 2,955,082   $ 4,367,889   $ 6,905,969
                            ===========   ===========    ===========    ===========    ===========   ===========   ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 10)



                                                                    YEAR ENDED DECEMBER 31,
                                                                  --------------------------

                                                                      1998           1997
                                                                  -----------    -----------
OPERATING ACTIVITIES:
Net Income                                                        $    75,014    $   405,107
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                        122,002         92,105
  Amortization                                                         32,112         21,088
  Write off of investment in HRO                                      150,241
  Investment income                                                (1,372,456)    (1,394,613)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets       241,911       (280,285)
    (Increase) in inventories                                         (88,139)      (274,287)
    Decrease in patents and other assets                              143,811             --
    (Decrease) increase  in accounts payable and accruals              (1,533)        62,101
    Increase (decrease) in income taxes payable                        46,258        (88,708)
                                                                  -----------    -----------

NET CASH USED IN OPERATIONS                                          (650,779)    (1,457,492)
                                                                  -----------    -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions              (726,834)    (1,392,469)
  Distributions from partnership interest                           1,464,149      1,338,017
  Investment in limited partnerships                                 (446,210)            --
  Loans to related parties                                           (103,290)      (194,726)
                                                                  -----------    -----------

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                      187,815       (249,178)
                                                                  -----------    -----------

FINANCING ACTIVITIES:
  Net borrowings and repayments of bank and other loans                28,922         (2,018)
  Net borrowings, related parties                                     593,981      1,418,475
  Sales of common stock                                                 5,250             --
  Disgorgement of profit on sale of common stock                       93,750             --
  Purchase of stock for the treasury and stock options                     --       (260,413)
                                                                  -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                             721,903      1,156,044
                                                                  -----------    -----------

INCREASE (DECREASE) IN CASH                                           258,939       (550,626)
CASH, BEGINNING OF YEAR                                                 7,013        557,639
                                                                  -----------    -----------

CASH, END OF YEAR                                                 $   265,952    $     7,013
                                                                  ===========    ===========



            SEE ACCOMPANYING NOTES CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. ("Consulier") and its subsidiaries are engaged in three primary businesses: the distribution of automobile and truck parts in the automotive/truck after-market, investment activities, and the distribution of Tool Topper(TM) Workstation products.

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast").

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 12) in Adams, Viner & Mosler, Ltd. ("AVM"), an Illinois limited partnership. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren B. Mosler ("Mosler"), is a general partner of the general partner of AVM.

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

INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory that management estimates will take more than one year to sell is classified as non-current.

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

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PARTNERSHIP INVESTMENT

The Company's Partnership investments are recorded using the equity method. Income or loss is allocated to Consulier based on the partnership agreements.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are for product development These costs are expensed in the period incurred with the exception of the legal cost of obtaining patents which are amortized over 60 months.

ADVERTISING COSTS

Advertising costs of $235,366 and $77,551 in 1998 and 1997 were expensed as incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). The Company is required to adopt SFAS 133 for the year ending December 31, 2000. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS 133 is expected to have no material impact on the Company's financial condition or results of operations.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 1998 and 1997.





NOTE 2 - RECEIVABLES

Receivables consist of the following:

                                               1998                     1997
                                             ---------              ---------
Capital and income
  distribution due from AVM                  $  51,588              $ 160,726
Trade accounts                                 412,132                482,203
Employee advances and other                     67,477                 36,225
                                             ---------              ---------
                                               531,197                679,154
Less allowance for doubtful
 trade accounts                                 15,000                 15,000
                                             ---------              ---------

                                             $ 516,197              $ 664,154
                                             =========              =========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                              1998                   1997
                                           ------------          -----------

  Raw materials                            $    169,956          $    26,161
  CRA-Z Soap                                    156,000            1,010,561
  Finished goods                              1,023,544            1,065,541
  Obsolescence Reserve                          (44,000)             (44,000)
                                           ------------          -----------

                                           $  1,305,500          $ 2,058,263
                                           ============          ===========


Non - Current inventory                    $  1,440,902             $600,000
                                           ============          ===========


The non-current portion of inventory consists of $1,440,902 of CRA-Z Soap which the company believes will take longer than one year to sell.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                1998                  1997
                                             ------------        ------------

  Building and improvements                 $     930,013       $     884,471
  Land                                            412,000             425,000
  Machinery and equipment                       1,084,827             452,973
  Furniture and fixtures                          177,667             115,227
  Vehicles                                        233,970             237,970
                                             ------------        ------------
                                                2,838,477           2,115,641
 Less accumulated depreciation
  and amortization                                696,089             578,087
                                             ------------        ------------
                                             $  2,142,388        $  1,537,554
                                             ============        ============

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 5 - PARTNERSHIP INTEREST AND CONCENTRATION OF CREDIT RISK

5(a) The limited partnership interests consist of Consulier's investment in AVM and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $17,444 for the year ended December 31, 1998 and $8,650 for year ended December 31, 1997. On September 1, 1998, HRO was placed in liquidation and Consulier's investment in HRO, $150,242 was written off as a loss. Additionally, the Company owns a 40% minority interest in BioSafe, LLC. The investment is valued at $272,858 at December 31, 1998, further, equity recorded as income for 1998 was $22,858.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                                1998              1997
                                             -----------       -----------

Cash                                         $11,621,962       $14,048,707
Due from brokers                               2,944,120         1,409,685
Securities owned                               3,591,044         5,403,669
Customer receivables                           1,303,004           913,982
Investment in affiliate & other assets        10,981,669        10,984,696
                                             -----------       -----------
                                             $30,441,799       $32,760,739
                                             ===========       ===========

Due to brokers                               $ 1,407,922       $ 1,095,059
Customer payables                              3,960,008         5,618,809
Other liabilities                                649,120         1,510,608
Anticipated partners'
    withdrawals                                1,524,643         2,655,598
                                             -----------       -----------

Total liabilities                              7,541,693        10,880,074

Partners' capital                             22,900,106        21,880,665
                                             -----------       -----------

                                             $30,441,799       $32,760,739
                                             ===========       ===========

Revenue                                      $47,330,402       $40,356,253
                                             ===========       ===========

Net income                                   $27,104,105       $23,231,213
                                             ===========       ===========

Consulier's share of
    Earnings                                 $ 1,355,012       $ 1,385,963
                                             ===========       ===========


Consulier owned approximately 9% of AVM's capital as of December 31, 1998 and 1997. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 6% of AVM's earnings during 1998 and 1997, respectively.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

5(b) As of December 31, 1998 and 1997, there were no concentrations of credit risk other than the investment in AVM.

NOTE 6 -  NOTES AND BONDS PAYABLE

(a) CURRENT NOTES PAYABLE - BANKS

                                                                1998               1997
                                                             ----------         ----------
Note payable to bank,unsecured, guaranteed
     by the Chairman of the
     Board and CEO, due on demand
     (see below)                                             $1,500,000         $1,360,000

Note payable at prime plus 2 percent
     (10.25% at 12-31-98) to a bank affiliated
     by common ownership, collateralized by all
     the assets of the Automotive distribution
     segment                                                    277,697            388,775
                                                             ----------         ----------

                                                             $1,777,697         $1,748,775
                                                             ==========         ==========

The $1,500,000 note payable to bank bears interest at a floating rate computed as the Eurodollar rate applicable to such loan plus 1.90% (7.86875%) at December 31, 1998.

(b) BONDS PAYABLE

Bonds payable are due in 2004 with interest of 8% per annum, payable quarterly. As part of an agreement with the holders of $175,000 of these bonds, the interest rate was reduced to 6% in the second quarter of 1993. In exchange for this interest rate reduction warrants to purchase the Company's common stock at a price of $1.71875 were extended to December 31, 1999 (see note 9(b)).

No principal payments are due until maturity. The bonds are redeemable by Consulier at face value after June 30, 1994. They are collateralized by land and building owned by Mosler (see Note 11(c)(1)), and machinery and equipment, personal property, and leasehold improvements owned by the Company.

(c) NOTE PAYABLE - RELATED PARTY

During 1997 Mr. Mosler advanced a total of $420,192 to Consulier as a non-interest bearing note. As of December 31, 1997 $352,297 remained unpaid. During 1998 Mr. Mosler advanced Consulier subsidiaries $2,453,000 of which $946,278 remains unpaid as of December 31, 1998.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 7 - LEASES

Consulier leases office space under a month-to-month lease. Rent expense charged to operations was $15,900 in 1998 and $69,369 in 1997. Of this expense, $15,900 was paid to related parties in 1998 and $18,550 in 1997.


NOTE 8 - INCOME TAXES

Provisions for federal and state income taxes in the consolidated statements of income consist of the following:

                                             Year ended December 31,
                                           ----------------------------
                                             1998               1997
                                           ---------         ----------
Current:
   Federal                                 $  60,083         $  208,691
   State                                      11,691             35,724
                                           ---------         ----------

Total income taxes                         $  71,774         $  244,415
                                           =========         ==========

Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                            Year ended December 31,
                                          -----------------------------
                                             1998               1997
                                          ----------        -----------

Tax at statutory rate                     $   49,908        $   220,837
State income tax net
 of federal tax benefits                      21,866             23,578
                                          ----------        -----------

Income taxes                              $   71,774        $   244,415
                                          ==========        ===========

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

The following summary sets forth activity under the plan for the years ended December 31:

                                                 1998                                     1997
                                                 ----                                     ----
                                            Weighted Average                         Weighted Average
                                     Options         Exercise Price              Options         Exercise Price
                                     -------         --------------              -------         --------------
Outstanding at
   Beginning of
   Year                              208,512              $1.485                 208,512            $  1.485

Forfeited-
   Exercised                          10,000                .050                      --
                                     -------              ------                 -------            --------

Outstanding and
   Exercisable at year end           198,512              $1.556                 208,512            $  1.485
                                     =======              ======                 =======            ========

The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                                           Weighted
         Range                              Average           Weighted             Options            Weighted
      of Exercise       Options            Remaining           Average         Exercisable at          Average
         Price        Outstanding      Contractual Life    Exercise Price        12/31/1998        Exercise Price
         -----        -----------      ----------------    --------------        ----------        --------------

        $1.25            83,512              1.50               $1.25               83,512               $1.25
        $1.50            80,000              3.00               $1.50               80,000               $1.50
        $2.19            10,000              1.75               $2.19               10,000               $2.19
        $2.50            25,000              3.75               $2.50               25,000               $2.50

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(b) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase 910,000 shares of its common stock at a purchase price of $1.71875 per share. A total of 800,000 of these warrants expired December 31, 1994. The remaining 110,000 warrants were extended to December 31, 1999 in exchange for a reduction in interest rate from 8% to 6%. During 1995 an additional 40,000 warrants were retired in conjunction with the early retirement of bonds. A total of 70,000 warrants remain outstanding. No warrants have been exercised to date.

(c) TREASURY STOCK

As of December 31, 1998 247,148 shares had been acquired by Consulier as Treasury Stock. During 1998 Consulier did not acquire any shares of common stock. During 1997 Consulier acquired 122,072 shares of Common Stock as Treasury Stock at a cost of $260,413.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended December 31, 1998 and 1997 totaled $272,308 and $228,259, respectively. Income taxes paid during 1998 and 1997 totaled approximately $72,000 and $244,000 respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

(a) CASH ADVANCES

During 1998, Mosler and Consulier continued to share certain costs and expenses incurred in the normal course of business. Mosler owed Consulier $964,875 and $861,585, due on demand, at December 31, 1998 and 1997 resulting from these transactions. Interest was paid on the outstanding balance at the rate of 9.25% for three quarters of 1997. The Affiliated Transaction Committee approved a rate change during the fourth quarter of 1997 to monthly LIBOR. At December 31, 1998 monthly LIBOR was 5.62563%

(b) OTHER

For other related party transactions see Notes 5, 6(c), and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







(c) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                            1998                     1997
                                         ----------               ----------

Mosler (see Note 11(c)(1))               $2,500,000               $2,500,000
Mosler Auto Care Center,
 Inc. (see Note 11(c)(2))                   430,558                  430,558
                                         ----------               ----------
                                          2,930,558                2,930,558
 Less excess of face
       amount of note over
       carrying cost of
       real estate                          758,202                  758,202
                                         ----------               ----------

 Notes receivable                        $2,172,356               $2,172,356
                                         ==========               ==========

Interest income relating to the above notes totaled $164,149 in 1998 and $236,631 in 1997.

(c)(1) SALE AND LEASEBACK OF  REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000. The note originally paid interest at 12%. This rate was reduced to prime plus 1% (9.5% at December 31, 1994). On February 1, 1996 the prime rate was lowered by .25% to 9.25%. On March 25, 1997 the prime rate was increased by .25% to 9.50% which remained constant through the end of the third quarter. On October 28,1997, The Affiliated Transaction Committee approved a change in rate to monthly LIBOR (5.62563% at December 31, 1998). Principal on the note is payable at maturity in December 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

(c)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to Mosler Auto Care Center, Inc. ("MACC"), a company wholly-owned by Mosler. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrued interest at an annual rate of 12% until November 1993 when the rate was reduced to the one month U.S. Dollar London Interbank Offering Rate (one month U.S. Dollar LIBOR - 5.62563% at December 31, 1998). The note provided for monthly payment of interest only for the first year. Monthly principal and interest payments of $16,338 were to be paid over the following five year period.

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

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                                                 Year Ended December 31,
                                                   ----------------------------------------------
                                                      1998                               1997
                                                   -----------                        -----------
REVENUES AND INVESTMENT INCOME:
Automotive parts distribution                       $2,656,178                         $3,291,952
Household and tool products                             37,528                                 --
Investments                                          1,372,456                          1,394,613
Corporate                                               19,338                             29,011
                                                   -----------                        -----------

                                                    $4,085,500                         $4,715,576
                                                   ===========                        ===========

OPERATING PROFITS (LOSSES):
Automotive parts distribution                        $(274,634)                         $(396,583)
Household and tool products                           (598,494)                                --
Investments                                          1,222,214                          1,394,613
Corporate                                             (405,907)                          (568,165)
                                                   -----------                        -----------
                                                       (56,821)                           429,865
Interest, net                                          (43,745)                            91,029
Other                                                  247,354                            128,628
                                                   -----------                        -----------
Income before income taxes                            $146,788                           $649,522
                                                   ===========                        ===========

IDENTIFIABLE ASSETS:
Automotive parts distribution                       $4,742,313                         $4,686,696
Household and tool products                            803,400                                 --
Investments                                          2,337,073                          2,132,798
Corporate                                            3,337,645                          3,559,294
                                                   -----------                        -----------

                                                   $11,220,431                        $10,378,788
                                                   ===========                        ===========

Approximately 10% of the Automotive parts distribution company's sales were to one customer in 1998.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE 13 - EARNINGS PER SHARE

                                                                 YEAR ENDED DECEMBER 31,
                                                           --------------------------------------

                                                            1998                          1997
                                                            ----                          ----
Numerator:
     Net income,
     numerator for basic and diluted
     Earnings per share                                    $75,014                       $405,107


Denominator:
     Denominator for basic earnings
     per share - weighted-average shares                 4,885,959                      4,957,284
     Effect of dilutive securities:
       Stock options                                        54,441                         59,092
       Warrants                                             11,520                          8,790
                                                       -----------                    -----------
     Dilutive potential common shares                       65,961                         67,882

     Denominator for diluted earnings
     per share - adjusted weighted-average
     shares                                              4,951,920                      5,025,166
                                                       ===========                    ===========


Basic earnings per share                                   $.02                            $.08

Diluted earnings per share                                 $.02                            $.08



Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

NOTE 14 - ROYALTY AGREEMENT

In April 1996, the Company agreed to purchase and begin distribution of CRA-Z Soap, a hand cleaner designed for use by tradesmen. The Company agreed to pay $.50 per bar of soap royalty to the manufacturer upon sale of the product. Further, in exchange for this purchase and for agreeing to negotiate a financing agreement for manufacturing costs the manufacturer agreed to pay Southeast Automotive 3.5% of all net sales. As sales through December 31, 1998 have been minimal, no amounts have been recorded by the company under this agreement. However, the Company is in discussion with the manufacturer to re-negotiate the terms of the mentioned agreements.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








NOTE 15 - CAPITAL STOCK

During 1998, the company increased its authorized capital from 5,000,000 common shares to 25,000,000 common shares by amending its Articles of Incorporation.

Additionally, on April 6, 1998, the company approved a two-for-one split of its oustanding common shares effective April 15, 1998, in order to maintain its qualification for trading on the NASDAQ SmallCap Market. All periods presented have been restated for the effect of such stock split.

NOTE 16 - SIGNIFICANT FOURTH QUARTER ADJUSTMENT

In the fourth quarter of fiscal 1997, the company made an adjustment related to amounts expended to bring inventory into the United States that were deemed unrecoverable. The company wrote off $323,260 of accounts receivable. The net effect of the write-off was a decrease in net income of $202,406, net of the tax effect, or $.08 per share.

NOTE 17 - DISGORGEMENT OF PROFIT ON SALE OF COMMON STOCK BY INSIDER

Section 16(b) of the Securities Exchange Act of 1934 calls for the disgorgement of any profits realized by insiders as a result of securities purchased and sold or sold and purchased within a six month period. The recovery provisions of
Section 16(b) constitute an absolute bar against profit. Pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, Warren B. Mosler, Chairman, has disgorged profits in the amount of $93,750 to the Company which he earned as a result of two trades in the Company's common stock in 1998.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                         FORM 10-KSB ITEM 13(a) EXHIBITS



The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.

EXHIBIT       DESCRIPTION

1(a)          Underwriting Agreement (1)
1(b)          Warrant Exercise Fee Agreement (1)
1(c)          Financial Advisory Agreement (1)
3(a)          Articles of Incorporation of Consulier (1)
3(b)          Amendments to Articles of Incorporation of Consulier (2) (3)
3(c)          By-Laws of Consulier (1)
4(a)          Form of Warrant Agreement (1)
4(b)          Form of Underwriters Warrant (1)
4(c)          Form of common stock certificate (1)
4(d)          Form of specimen warrant (1)
4(e)          Form of preferred stock certificate (2)
10(a)         Escrow Agreement(2)
10(b)         Lease Agreement(2)
10(c)         Agreement of Plan of Merger between Southeast Automotive Parts,
              Inc. of Dade, Inc. into Southeast Automotive Acquisition
              Corporation (6)
10(d)         Articles of Merger, Southeast Automotive Parts of Dade, Inc. into
              Southeast Automotive Acquisition Corporation (6)
10(e)         Promissory Note of Consulier for $3,000,000 dated April 1,
              1990 (5)
10(f)         Security Agreement between Consulier and Mosler dated April 16,
              1990 (5)
10(g)         Purchase and Sale Agreement between Consulier and Mosler Auto
              Care Center, Inc., regarding sale of automobile business (7)
10(h)         Promissory Note of Mosler Auto Care Center, Inc., dated March 31,
              1990, regarding sale of automobile business (2)
10(i)         Research and Development Funding Agreement between Mosler Auto
              Care Center, Inc., and Consulier dated April 1, 1990 (3)
10(j)         Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)
10(k)         Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)
10(m)         Promissory Note of Warren B. Mosler for $2,500,000 dated December
              31, 1989 regarding sale of real estate (2)
10(n)         Mortgage Indenture regarding Bonds and Class B Warrants dated June
              30, 1989 (8)
10(o)         Agreement between Mosler Auto Care Center, Inc., and Consulier dated October 31, 1993, relinquishing Consulier's option to repurchase the automobile business in exchange for option to purchase U.S. Electricar, Inc. restricted stock at $.50 per share, and for the right to future royalty payments (9)
10(p)         Royalty Agreement, Covenant Not to Compete and Security Agreement
              between Mosler Auto Care Center, Inc., and U.S. Electricar, Inc., dated October 31, 1993 (9)
10(q)         Employment Agreement dated May 16, 1994, between George E. Mount and Consulier wherein George E. Mount is hired as President and CEO for a term of two years (10)

10(r)         Purchase and Royalty Agreement between Masters Marketing and
              Development, Inc., and Southeast Automotive Acquisition
              Corporation, dated April 11, 1996, concerning CRA-Z Soap hand cleaner.
20            Notice of corporate action regarding election of new directors (4)
21            List of subsidiaries of Consulier (see page E-4)
99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)

--------------------------
1 - Incorporated by reference to Registrant's Registration Statement on Form
    S-18, effective May 25, 1989
2 - Incorporated by reference to Registrant's Current Report on Form 8-K filed
    December 31, 1989 and March 31, 1990
3 - Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992
4 - Incorporated by reference to Registrant's Current Report on Form 8-K filed
    April 16, 1990
5 - Incorporated by reference to Registrant's Current Report on Form 8-K filed
    March 1, 1991
6 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1989
7 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1991
8 - Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1993.
9 - Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.