Form 10QSB
period 1999-03-31
CONSULIER ENGINEERING INC
filed 1999-05-14
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

             [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

AS OF MAY 10, 1999, THERE WERE 4,888,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

Item 1.  Financial Statements

       Consolidated Balance Sheets at
         March 31, 1999 (Unaudited)
         and December 31, 1998 ...............................           3

       Consolidated Statements of Income at
         three month periods ended March 31, 1999
         and 1998 (Unaudited) ................................           4

       Consolidated Statements of Cash Flows at
         three month periods ended March 31,1999
         and 1998 (Unaudited) ................................           5

       Notes to Consolidated Financial
         Statements (Unaudited) ..............................           6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ..........................          10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................          16

Item 2.  Changes in Securities ...............................          16

Item 3.  Defaults upon Senior Securities .....................          16

Item 4.  Submission of Matters to a Vote of Security
                  Holders ....................................          16

Item 5.  Other Information ...................................          16

Item 6.  Exhibits and Reports on Form 8-K ....................          17

SIGNATURES ...................................................          18

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,          December 31,
                                                               1999                1998
                                                           ------------          -----------
ASSETS
-----------------------------------------
 CURRENT:
  Cash                                                     $    396,954         $    265,952
  Receivables, net (Note 2)                                     633,477              516,197
  Receivables - related parties (Note 11(a))                    987,323              964,875
  Inventories (Notes 1 and 3)                                 1,320,282            1,305,500
  Other current assets                                           14,746               11,746
                                                           ------------          -----------

        TOTAL CURRENT ASSETS                                  3,352,782            3,064,270

Property and equipment, net (Notes 1 and 4)                   2,190,549            2,142,388
  Limited partnership interests (Notes 1 and 5)               2,314,215            2,337,073
  Notes receivable - related parties (Note 11(c))             2,172,355            2,172,355
  Non-current inventory (Notes 1 and 3)                       1,440,902            1,440,902
  Patents and other assets                                       58,686               63,443
                                                           ------------          -----------

                                                           $ 11,529,489          $11,220,431
                                                           ============          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------

LIABILITIES:
 CURRENT :
  Accounts payable and accruals                            $    343,757         $    249,232
  Income taxes (Notes 1 and 8)                                   77,223               51,489
  Notes payable - banks (Note 6(a))                           2,120,000            1,777,697
  Note payable - related parties (Note 6(c))                    545,000              946,278
                                                           ------------          -----------

        TOTAL CURRENT LIABILITIES                             3,085,980            3,024,696

  Long term debt, less current maturities                       145,365                   --
  Bonds payable (Note 6(b))                                   1,275,000            1,275,000
  Deferred income taxes (Notes 1 and 8)                          14,766               14,766
                                                           ------------          -----------

        TOTAL LIABILITIES                                     4,521,111            4,314,462
                                                           ------------          -----------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,136,066 shares in 1999 and 1998                 51,361               51,361
  Additional paid-in capital                                  2,955,082            2,955,082
  Retained earnings                                           4,470,298            4,367,889
                                                           ------------          -----------

                                                              7,476,741            7,374,332
  Less treasury stock at cost - 247,148 shares
     in 1999 and 1998 (Note 9(c))                              (468,363)            (468,363)
                                                           ------------          -----------

        TOTAL STOCKHOLDERS' EQUITY                            7,008,378            6,905,969
                                                           ------------          -----------

                                                           $ 11,529,489          $11,220,431
                                                           ============          ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                         -----------------------------------------
                                                              1999                      1998
                                                         --------------             --------------
REVENUES:
  Net sales                                                   $723,071                  $636,228
                                                         --------------             --------------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                           391,110                   334,282
  Selling, general and administrative                          582,453                   484,756
  Research and development expense                                   0                    36,512
                                                         --------------             --------------

                                                               973,563                   855,550
                                                         --------------             --------------

    Operating loss                                            (250,492)                 (219,322)
                                                         --------------             --------------

OTHER INCOME (EXPENSE):
 Investment income - related party (Note 5)                    405,310                   250,747
 Interest income - related parties                              50,498                    57,892
 Interest expense - other                                      (50,989)                  (59,640)
 Other  (expense) income                                        (6,183)                  (15,540)
                                                         --------------             --------------

                                                               398,636                   264,539
                                                         --------------             --------------


Income before income taxes                                     148,144                    45,217
Income taxes  (Notes 1 and 8)                                   45,734                    17,015
                                                         --------------             --------------


Net income                                                    $102,410                   $28,202
                                                         ==============             ==============

Basic and diluted earnings per share (Note 13)                   $0.02                     $0.01
                                                         ==============             ==============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 10)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    -----------------------------------
                                                                                       1999                  1998
                                                                                    ------------         ---------------
OPERATING ACTIVITIES:
Net Income                                                                             $102,410                $28,202
Adjustments to reconcile net income to net
  cash used in operations:
  Depreciation                                                                           28,830                 25,868
  Amortization                                                                            4,758                  6,278
  Investment income - related party                                                    (405,310)              (250,747)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables and other current assets                         (65,385)               175,191
    (Increase) in inventories                                                           (14,782)              (102,585)
    Decrease (increase) in patents and other assets                                       1,757               (136,197)
    Increase  in accounts payable and accruals                                           94,525                 55,368
    Increase (decrease) in income taxes payable                                          25,734                 (2,744)
                                                                                    ------------         ---------------

NET CASH USED IN OPERATIONS                                                            (227,463)              (201,366)
                                                                                    ------------         ---------------

INVESTING ACTIVITIES:
  Property and equipment additions, net of  dispositions                               (110,579)              (236,304)
  Distributions from partnership interest                                               359,796                287,944
  Investment in limited partnerships                                                     22,858                (49,092)
  Loans to related parties                                                               -                    (190,482)
                                                                                    ------------         ---------------

NET CASH PROVIDED INVESTING ACTIVITIES                                                  272,075               (187,934)
                                                                                    ------------         ---------------

FINANCING ACTIVITIES:
  Net borrowings and repayments of bank and other loans                                 487,668                (22,215)
  Net borrowings, related parties                                                      (401,278                640,000)
                                                                                    ------------         ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                86,390                617,785
                                                                                    ------------         ---------------

INCREASE IN CASH                                                                        131,002                228,485
CASH, BEGINNING OF YEAR                                                                 265,952                  7,013
                                                                                    ------------         ---------------

CASH, END OF PERIOD                                                                    $396,954               $235,498
                                                                                    ============         ===============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation, Consulier Business Services, Inc., and C-6 Products, Inc. All inter-company balances and transactions have been eliminated.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                          March 31,              December 31,
                                            1999                     1998
                                         ----------                ----------

  Raw materials                             $64,345                  $169,956
  CRA-Z Soap                                126,861                   156,000

  Finished goods                          1,173,076                 1,023,544
  Obsolescence reserve                      (44,000)                  (44,000)
                                         ----------                ----------

                                         $1,320,282                $1,305,500
                                         ==========                ==========

  Non-Current Inventory                  $1,440,902                $1,440,902
                                         ==========                ==========


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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") This investment is accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                                   Three Months Ended
                                                       March  31,
                                             1999                      1998
                                           ----------------------------------

Revenue                                    $ 11,588                   $ 9,057
Costs and expenses                            4,009                     4,466
                                           --------                   -------

Net income                                  $ 7,579                   $ 4,591
                                           ========                   =======

Consulier's share of
       earnings                             $   405                   $   115


Consulier owned approximately 9% of AVM's capital as of March 31, 1999 and 1998. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% of AVM's earnings at March 31, 1999 and 1998.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4. EARNINGS PER SHARE

                                                                              Three Months Ended
                                                                                   March  31,
                                                                         1999                    1998
                                                                      ----------------------------------
Numerator:
   Net income,
   Numerator for basic and diluted
   Earnings per share                                                 $  102,410              $   28,202

Denominator:
   Denominator for basic Earnings
   per share, weighted - average shares                                4,888,918               4,876,918

   Effect of dilutive securities:
     Stock options                                                        12,545                  72,282
     Warrants                                                                 --                  15,736
                                                                      ----------              ----------
Dilutive potential common shares                                          12,545                  88,018
     Denominator for diluted Earnings
     per share, adjusted weight -
     average shares                                                    4,901,463               4,964,936
                                                                      ==========              ==========

     Basic earnings per share                                                .02                     .01

     Diluted earnings per share                                              .02                     .01


Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced an increase in net income for the first quarter of 1999. Net income increased $74,208 or 263% to $102,410 from $28,202 in 1998. Revenues increased 14% or $86,843 in the first quarter of 1999 compared to 1997.

Net sales of the Company's Southeast Automotive parts distribution segment represent 96% of Consulier's net sales. Sales for this segment increased 10% or $65,863 to $695,824 in 1999 compared to $629,961 in the first quarter of 1998. Selling, general and administrative expenses were $361,205 in 1999 compared to $286,155 in 1998, an increase of $75,050. The increase in expenses came primarily from increased payroll expenditures, advertising and trade show expenses, and an increase in sales commissions. Other income/expense decreased $8,611 in the first quarter due to a decrease in interest expense. The automotive parts distribution segment experienced a loss before taxes of $90,582 in 1999 compared to a loss before taxes of $49,494 in the first quarter of 1998.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. This is the Household and tool products segment. In the first quarter of 1998 this segment lost $124,213. The major expenditures were for research and development, marketing and travel. In the first quarter of 1999 this segment had revenues of $24,786, Cost-of-Goods-Sold of $16,316 for a Gross Profit of $8,470. Selling, general and administrative expenses were $132,502 for the quarter resulting in a $124,032 loss for this segment.

Investment income from Consulier's AVM limited partnership interest was $405,310 in 1998, an increase of 62% from 1998 income of $250,747. The first quarter annualized return on investments was 78% compared to 47% in the first quarter last year.

YEAR 2000 ISSUES - Consulier is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Consulier initiated a program in 1998 to review all of the computer systems of Consulier and its subsidiaries in order to determine whether the systems were year 2000 compliant. This study not only involved identifying any required modifications or replacement of certain hardware and software maintained by Consulier, but also receiving assurance from vendors that the appropriate actions have been taken or are being taken by them to remedy their year 2000 issues for computer systems that the vendors are responsible for maintaining and that are relied upon by Consulier. The costs associated with this process relate primarily to salaries and were expensed as incurred. Management believes the year 2000 problem will not pose significant operational problems for Consulier. Consulier's computer operational programs were converted to year 2000 compliant software that use four digits to define the applicable year. Consulier believes any future costs associated with Year 2000 compliance will be immaterial.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, Consulier's cash totaled $396,954 as compared to $265,952 at December 31, 1998. During the quarter, Consulier's cash increased $131,002. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 1999 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first quarter of 1999 and management is seeing an improvement in sales due to the introduction of new product lines. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1998 Southeast had $1,568,000 of hand cleaner CRA-Z Soap in inventory. A large portion, $1,441,000 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell. Southeast's CRA-Z soap retail presence is slowly growing. The product is now available at Paccar Automotive chain of 152 Al's and Grand Auto auto parts stores. These stores are located throughout six western states. The Southeast CRA-Z Soap Web Site has generated some brand recognition. Retail sales from the website have commenced and distributors have been signed up to sell the product.

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

In August 1998 the Tool Topper(TM) Workstation and related accessories were launched at the National Hardware Show in Chicago, Illinois. In September 1998, initial production of 10,000 units was completed. To date, approximately 5,000 units have been sold including sales to several large retail chains, with a substantial increase expected in 1999. Consulier has the ability to produce approximately 40,000 units per month.

An aggressive sales and marketing effort is planned for the Tool Topper(TM) in 1999. Consulier can now meet the manufacturing volume required by large retail chains and as a result, meetings have been scheduled with key personnel at various companies. In addition, the Tool Topper(TM) is scheduled for sale on a major television shopping channel.

The Tool Topper(TM) will be marketed and sold through attendance at trade shows during 1999. A cross marketing alliance has also begun between the Tool Topper(TM) and CRA-Z Soap(TM). Finally, the Tool Topper(TM) web site is being revamped to allow gathering and support of distributors and retailers in addition to just selling the product online.

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

BioSafe, based in Glastonbury, CT, completed a profitable year in 1998 with the introduction of ZeroTol Algaecide / Fungicide to the commercial greenhouse, nursery and turf industries.

ZeroTol has been well received by professional growers and golf course superintendents across the country. BioSafe introduced a new class of pesticide chemistry to these markets that utilizes the power of peroxygen oxidation to "clean" plant tissue of both disease organisms and the spores that propagate these organisms. ZeroTol is the only product labeled for Horticulture that is capable of deactivating algae, bacterial and fungal spores on contact.

BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In additional, BioSafe has established distribution in Central and South America. Product registrations have been secured in Costa Rica, Colombia and Ecuador.

BioSafe will be introducing two new products in 1999 to both the horticultural industry as well as general agriculture. The first product is trademarked as OxiDate(TM) Bactericide / Fungicide and is labeled for applications to major high value food crops such as potatoes, leafy vegetables, apples, citrus, stone fruits, grapes and bananas. BioSafe will concentrate its efforts at expanding its distribution network to cover a broad-spectrum distribution into the agricultural markets and will utilize some of the already established distributors who now carry ZeroTol to accomplish this.

BioSafe will also introduce TerraCare Algaecide / Fungicide for use in the commercial greenhouse / nursery and turf markets. The granular formulation introduces a new class of peroxygen chemistry that is capable of both killing and inhibiting algae as well as bacterial and fungal organisms. The TerraCare product is completely biodegradable into components of oxygen, carbon dioxide and calcium carbonate (Lime). TerraCare will be distributed by the existing distributors.

BioSafe expects an increase in sales with the introduction of the new products as well as the eventual registration of ZeroTol and OxiDate(TM) in California in the second quarter of 1999.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements. Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in and the marketing of Consulier's Tool Topper(TM) and CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 1999, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2. CHANGES IN SECURITIES

During the first quarter of 1999 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 1999, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the first quarter of 1999, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         Exhibit      Description
         -------      -----------

              27      Financial Data Schedule (for SEC use
                      only)


(b) CURRENT REPORTS ON FORM 8-K

Form 8-K dated February 5, 1999, Item 5, reporting retirement of President and Chief Executive Officer.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONSULIER ENGINEERING, INC.

                                                       (Registrant)



                                              By:  /s/  Ralph D. Butler
                                                   -----------------------------
Date: May 12, 1999                                 Ralph D. Butler
                                                   Secretary/Treasurer
                                                   Chief Financial Officer