Form 10QSB
period 1999-06-30
CONSULIER ENGINEERING INC
filed 1999-08-12
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

      [X]       QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

AS OF AUGUST 10, 1999, THERE WERE 4,888,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX



PART I.  FINANCIAL INFORMATION
                                                                                                 PAGE
                                                                                                 ----
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         June 30, 1999 (Unaudited)
         and December 31, 1998  .................................................................  3

        Consolidated Statements of Income at three
         and six month periods ended June 30,
         1999 and 1998 (Unaudited)  .............................................................  4

        Consolidated Statements of Cash Flows at
         six month periods ended June 30, 1999
         and 1998 (Unaudited)  ..................................................................  5

        Notes to Consolidated Financial
         Statements (Unaudited)  ................................................................  6


Item 2.  Management's Discussion and Analysis  .................................................. 10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings  ....................................................................  15

Item 2.  Changes in Securities  ................................................................. 15

Item 3.  Defaults upon Senior Securities  ....................................................... 15

Item 4.  Submission of Matters to a Vote of Security
          Holders ..............................................................................  15

Item 5.  Other Information  ....................................................................  15

Item 6.  Exhibits and Reports on Form 8-K  ...................................................... 16

SIGNATURES ...................................................................................... 17

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      JUNE 30,     DECEMBER 31,
                      ASSETS                           1999            1998
------------------------------------------------   ------------    ------------
                                                   (UNAUDITED)

CURRENT:
  Cash                                             $    343,338    $    265,952
  Receivables, net  (Note 2)                            739,857         516,197
  Receivables - related parties (Note 11(a))          1,019,005         964,875
  Inventories  (Notes 1 and 3)                        1,409,582       1,305,500
  Other current assets                                   15,391          11,746
                                                   ------------    ------------

        TOTAL CURRENT ASSETS                          3,527,173       3,064,270

Property and equipment, net  (Notes 1 and 4)          2,165,367       2,142,388
Limited partnership interests (Notes 1 and 5)         2,314,215       2,337,073
Notes receivable - related parties (Note 11(c))       2,172,355       2,172,355
Non-current inventory (Notes 1 and 3)                 1,440,902       1,440,902
Patents and other assets                                 53,927          63,443
                                                   ------------    ------------

                                                   $ 11,673,939    $ 11,220,431
                                                   ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                    $    443,696    $    249,232
  Income taxes (Notes 1 and 8)                          105,867          51,489
  Notes payable - banks (Note 6(a))                   3,075,365       1,777,697
  Note payable - related parties (Note 6(c))                  0         946,278
                                                   ------------    ------------

        TOTAL CURRENT LIABILITIES                     3,624,928       3,024,696

  Long term debt, less current maturities               150,000               0
  Bonds payable (Note 6(b))                             855,000       1,275,000
  Deferred income taxes (Notes 1 and 8)                  14,766          14,766
                                                   ------------    ------------

        TOTAL LIABILITIES                             4,644,694       4,314,462
                                                   ------------    ------------

STOCKHOLDERS' EQUITY: (NOTES 1 AND 9)
  Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,136,066 shares in 1999 and 1998         51,361          51,361
  Additional paid-in capital                          2,955,082       2,955,082
  Retained earnings                                   4,491,165       4,367,889
                                                   ------------    ------------

                                                      7,497,608       7,374,332

  Less treasury stock at cost - 247,148 shares
     in 1999 and 1998  (Note 9(c))                     (468,363)       (468,363)
                                                   ------------    ------------

        TOTAL STOCKHOLDERS' EQUITY                    7,029,245       6,905,969
                                                   ------------    ------------

                                                   $ 11,673,939    $ 11,220,431
                                                   ============    ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                    UNAUDITED


                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              June 30,                            June 30,
                                                    -----------------------------       -----------------------------
                                                        1999             1998              1999              1998
                                                    -----------       -----------       -----------       -----------
REVENUES:
  Net sales                                         $   823,058       $   755,328       $ 1,546,129       $ 1,391,556
                                                    -----------       -----------       -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                    427,259           433,266           818,369           767,548
  Selling, general and administrative                   632,196           536,134         1,214,649         1,020,890
  Research and development expense                       11,545             1,821            11,545            38,333
                                                    -----------       -----------       -----------       -----------

                                                      1,071,000           971,221         2,044,563         1,826,771
                                                    -----------       -----------       -----------       -----------

    Operating loss                                     (247,942)         (215,893)         (498,434)         (435,215)
                                                    -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
 Investment income - related party (Note 5)             302,123           253,037           707,433           503,784
 Interest income - related parties                       49,531            56,566           100,029           114,458
 Interest expense - other                               (70,031)          (66,889)         (121,020)         (126,529)
 Other income                                       $    15,831       $    16,529             9,648            32,069
                                                    -----------       -----------       -----------       -----------

                                                        297,454           259,243           696,090           523,782
                                                    -----------       -----------       -----------       -----------


Income before income taxes                               49,512            43,350           197,656            88,567
Income taxes (Notes 1 and 8)                             28,644            16,313            74,378            33,328
                                                    -----------       -----------       -----------       -----------


Net income                                          $    20,868       $    27,037       $   123,278       $    55,239
                                                    ===========       ===========       ===========       ===========



Basic and diluted earnings per share (Note 13)      $      0.00       $      0.01       $      0.03       $      0.01
                                                    ===========       ===========       ===========       ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Note 10)
                                    UNAUDITED

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             -----------------------------
                                                                 1999             1998
                                                             -----------       -----------
OPERATING ACTIVITIES:
Net Income                                                   $   123,278       $    55,239
Adjustments to reconcile net income to net
cash used in operations:
  Depreciation                                                    57,661            51,736
  Amortization                                                     9,516            12,556
  Investment income - related party                             (707,433)         (503,784)
  Changes in operating assets and liabilities:
   (Increase) in receivables and other current assets           (228,230)          (40,949)
   (Increase) decrease in inventories                           (104,082)           42,964
   Decrease (increase) in patents and other assets                 5,871           (53,586)
   Increase (decrease) in accounts payable and accruals          194,464           (85,546)
   Increase (decrease) in income taxes payable                    54,378            (2,744)
                                                             -----------       -----------

NET CASH USED IN OPERATIONS                                     (594,577)         (524,114)
                                                             -----------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions          (90,156)         (367,132)
  Distributions from partnership interest                        657,871           527,247
  Investment in limited partnerships                              22,858           (98,182)
  Loans to related parties                                             0          (145,008)
                                                             -----------       -----------

NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES                 590,573           (83,075)
                                                             -----------       -----------

FINANCING ACTIVITIES:
  Net borrowings and repayments of bank and other loans        1,447,668           573,353
  Net borrowings, related parties                               (946,278)                0
  Repayment of Bonds                                            (420,000)                0
  Sales of common stock                                                0             5,250
  Disgorgement of stock sale profits                                   0            93,750
                                                             -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         81,390           672,353
                                                             -----------       -----------

INCREASE IN CASH                                                  77,386            65,164
CASH, BEGINNING OF PERIOD                                        265,952             7,013
                                                             -----------       -----------

CASH, END OF PERIOD                                          $   343,338       $    72,177
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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                                June 30,            December 31,
                                                  1999                  1998
                                              -----------           -----------

Raw materials                                 $    58,922           $   169,956
CRA-Z Soap                                        101,647               156,000

Finished goods                                  1,293,013             1,023,544
Obsolescence reserve                              (44,000)              (44,000)
                                              -----------           -----------

                                              $ 1,409,582           $ 1,305,500
                                              ===========           ===========

Non-Current Inventory                         $ 1,440,902           $ 1,440,902
                                              ===========           ===========


The non-current portion of inventory consists of $1,440,902 of CRA-Z soap which the company believes will take longer than one year to sell.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner and Mosler, Ltd. ("AVM"). This investment is accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                              Three Months Ended         Six Months Ended
                                    June 30,                 June 30,
                              --------------------      --------------------
                               1999         1998         1999         1998
                              -------      -------      -------      -------

Revenues                      $ 9,431      $ 9,057      $21,019      $20,181
Costs and expenses              3,783        4,466        7,792       10,322
                              -------      -------      -------      -------

Net income                    $ 5,648      $ 4,591      $13,227      $ 9,859
                              =======      =======      =======      =======

Company's share of
  Net income                  $   360      $   242      $   765      $   486
                              =======      =======      =======      =======



Consulier owned approximately 9% and 7% of AVM's capital as of June 30, 1999 and 1998, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 5% of AVM's earnings at June 30, 1999 and 1998, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 4. EARNINGS PER SHARE

                                             Three Months Ended               Six Months Ended
                                                  June 30,                        June 30,
                                            1999            1998            1999            1998
                                         ----------      ----------      ----------      ----------
Numerator:
Net income,
Numerator for basic and diluted
Earnings per share                       $   20,868      $   27,037      $  123,278      $   55,239

Denominator:
 Denominator for basic Earnings
 per share, weighted-average shares       4,888,918       4,887,072       4,888,918       4,882,951

Effect of dilutive securities:
 Stock options                                   --          57,657              --          61,542
 Warrants                                    10,617          12,752           5,742          13,567
                                         ----------      ----------      ----------      ----------
Dilutive potential common shares             10,617          70,409           5,742          75,109

 Denominator for diluted Earnings
 per share, adjusted weight-
 average shares                           4,899,535       4,957,481       4,894,660       4,958,060
                                         ==========      ==========      ==========      ==========

 Basic earnings per share                       .00             .01             .03             .01

 Diluted earnings per share                     .00             .01             .03             .01



Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced an increase in net income for the six month period of 1999 conpared to 1998. Year to date, net income increased $68,039 or 123% to $123,278 from $55,239 in 1998. For the second quarter, quarter-to-quarter comparison showed a decrease in net income of $6,169 from $27,037 in 1998 to $20,868 in 1999.

Net sales of the Company's Southeast Automotive parts distribution segment represent 97% of Consulier's net sales. Sales for this segment increased $118,384 or 9% to $1,495,540 for the six month period in 1999 compared to $1,377,156 in 1998. Sales for the second quarter of 1999 increased $52,522 compared to the second quarter of 1998. Gross profit on sales increased to 47% of sales in 1999 compared to 44% of sales in 1998. Selling, General and Administrative expenses were $763,414 for the six months of 1999 compared to 625,217 in 1998, an increase of $138,197 or 22%. The major items of the increase in expenses were sales related, an increase in payroll of $49,809, sales commission $34,391, advertising and trade show expenditures 11,349, travel and entertainment $25,802, and an increase in office and telephone expenses of $29,178. The automotive parts distribution segment experienced a loss before taxes of $177,835 in the six month period of 1999 compared to a loss before taxes of 137,638 in 1998's period. For the second quarter of 1999 the before taxes loss was $87,254 compared to a loss of $88,144 in the second quarter of 1998.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. This is the Household and Tool Products segment. In the six month period of 1998 this segment lost $212,294. During this period it had no revenues and its major expenditures were for research and development, marketing, and travel. In the six month period of 1999 this segment recorded revenues of $46,220, Cost-of-Goods-Sold of $29,635 for a Gross Profit of $16,585. Selling, General and Administrative expenses were $274,695 for the six months resuling in a $258,110 loss before taxes for this segment. The losses before taxes for this segment for the second quarter of 1999 and 1998 were $134,078 and $88,0781, respectively.

Investment income from Consulier's AVM limited partnership interest was $707,433 in the first six months of 1999. In the six month period of 1998, investment income was $503,784; $486,340 from AVM and $17,444 from The High Risk Opportunity Fund. For the second quarter of 1999 investment income was $302,123 compared to $253,037, in the second quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, Consulier's cash totaled $343,338 as compared to $265,952 at December 31, 1998. During the six month period, Consulier's cash increased $77,386. The Company has relied on cash flows from its limited partnership investment in AVM, supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements, which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) manufacturing and sales.

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 1999 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first six months of 1999 and management is seeing an improvement in sales. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1998 Southeast had $1,568,000 of hand cleaner CRA-Z Soap in inventory. A large portion, $1,441,000 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell. Southeast's CRA-Z soap retail presence is slowly growing. The Southeast CRA-Z Soap Web Site has generated some brand recognition. Retail sales from the website have commenced and distributors have been signed up to sell the product.

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

In August 1998 the Tool Topper(TM) Workstation and related accessories were launched at the National Hardware Show in Chicago, Illinois. In September 1998, initial production of 10,000 units was completed. To date, approximately 6,000 units have been sold including sales to several large retail chains.

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

BioSafe expects an increase in sales with the introduction of the new products as well as the eventual registration of ZeroTol and OxiDate(TM) in California.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 1999, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 1999 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 1999, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the second quarter of 1999, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT      DESCRIPTION
     -------      -----------

       27         Financial Data Schedule (for SEC use
                  only)



(b)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on form 8-K during the three month period ended June 30, 1999.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONSULIER ENGINEERING, INC.
                                              ---------------------------

                                                      (Registrant)




                                              By: /s/ Ralph D. Butler
                                                  ----------------------------
Date:  August 11, 1999                                  Ralph D. Butler
                                                      Secretary/Treasurer
                                                     Chief Financial Officer