Form 10-Q
period 1999-09-30
CONSULIER ENGINEERING INC
filed 1999-11-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

    [ ]         TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       -------

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                59-2556878
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

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

AS OF NOVEMBER 8, 1999, THERE WERE 4,888,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
Item 1.  Financial Statements

        Consolidated Balance Sheets at
         September 30,1999 (Unaudited)
         and December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

        Consolidated Statements of Income at three
         and nine month periods ended September 30,
         1999 and 1998 (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

        Consolidated Statements of Cash Flows at
         nine month periods ended September 30,1999
         and 1998 (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

        Notes to Consolidated Financial
         Statements (Unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6


Item 2.  Management's Discussion and Analysis. . . . . . . . . . . . . . . . . . . . . . . . .   10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 4.  Submission of Matters to a Vote of Security
           Holders  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .   16

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                SEPTEMBER 30,             DECEMBER 31,
ASSETS                                                                               1999                      1998
                                                                              ------------------       ------------------
                                                                                 (UNAUDITED)
 CURRENT:
  Cash                                                                                  $96,377                 $265,952
  Receivables, net  (Note 2)                                                            716,697                  516,197
  Receivables - related parties  (Note 11(a))                                         1,057,947                  964,875
  Inventories  (Notes 1 and 3)                                                        1,502,596                1,305,500
  Other current assets                                                                   12,742                   11,746
                                                                              -----------------        -----------------

        TOTAL CURRENT ASSETS                                                          3,386,359                3,064,270

  Property and equipment, net  (Notes 1 and 4)                                        2,155,881                2,142,388
  Limited partnership interests (Notes 1 and 5)                                       2,314,215                2,337,073
  Notes receivable - related parties (Note 11(c))                                     2,172,357                2,172,355
  Non-current inventory (Notes 1 and 3)                                               1,430,090                1,440,902
  Patents and other assets                                                               49,167                   63,443
                                                                              -----------------        -----------------

                                                                                    $11,508,069              $11,220,431
                                                                              =================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                                        $379,861                 $249,232
  Income taxes (Notes 1 and 8)                                                           28,332                   51,489
  Notes payable - banks  (Note 6(a))                                                  3,185,365                1,777,697
  Note payable - related parties  (Note 6(c))                                                 0                  946,278
                                                                              -----------------        -----------------

        TOTAL CURRENT LIABILITIES                                                     3,593,558                3,024,696

  Bonds payable  (Note 6(b))                                                            855,000                1,275,000
  Deferred income taxes (Notes 1 and 8)                                                  14,766                   14,766
                                                                              -----------------        -----------------

        TOTAL LIABILITIES                                                             4,463,324                4,314,462
                                                                              -----------------        -----------------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized ---25,000,000 shares;
    Issued---5,136,066 shares in 1999 and 1998                                           51,361                   51,361
  Additional paid-in capital                                                          2,955,082                2,955,082
  Retained earnings                                                                   4,506,665                4,367,889
                                                                              -----------------        -----------------

                                                                                      7,513,108                7,374,332
  Less treasury stock at cost - 247,148 shares
     in 1999 and 1998                                                                  (468,363)               (468,363)
                                                                              -----------------        -----------------

        TOTAL STOCKHOLDERS' EQUITY                                                    7,044,745                6,905,969
                                                                              -----------------        -----------------

                                                                                    $11,508,069              $11,220,431
                                                                              =================        =================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                       ----------------------------------    ---------------------------------

                                                             1999               1998               1999               1998
                                                       ---------------   ----------------    ----------------    -------------
REVENUES:
  Net sales                                                   $823,665           $680,188          $2,369,794       $2,071,744
                                                       ---------------   ----------------    ----------------    -------------

OPERATING COSTS AND EXPENSES:

  Cost of goods sold                                           454,526            390,757           1,272,895        1,158,305
  Selling, general and administrative                          599,265            663,085           1,813,914        1,683,975
  Research and development expense                                   0              3,450              11,545           41,783
                                                       ---------------   ----------------    ----------------    -------------

                                                             1,053,791          1,057,292           3,098,354        2,884,063
                                                       ---------------   ----------------    ----------------    -------------

    Operating loss                                            (230,126)          (377,104)           (728,560)        (812,319)
                                                       ---------------   ----------------    ----------------    -------------

OTHER INCOME (EXPENSE):
 Investment income - related party (Note 5)                    218,377            370,655             925,810          874,439
 Interest income - related parties                              53,443             56,800             153,472          171,258
 Interest expense - other                                      (79,046)           (79,010)           (200,066)        (205,539)
 Other income                                                   62,490             32,649              72,138           64,718
 Loss on investment-HRO                                              0           (150,242)                  0         (150,242)
                                                       ---------------   ----------------    ----------------    -------------

                                                               255,264            230,852             951,354          754,634
                                                       ---------------   ----------------    ----------------    -------------

Income (loss) before income taxes                               25,138           (146,252)            222,794          (57,685)
Income taxes  (Notes 1 and 8)                                    9,639            (33,328)             84,017                0
                                                       ---------------   ----------------    ----------------    -------------

Net income (loss)                                              $15,499          ($112,924)           $138,777         ($57,685)
                                                       ===============   ================    ================    =============


Basic and diluted earnings per share (Note 13)                  $ 0.00             ($0.02)   $           0.03           ($0.01)
                                                       ===============   ================    ================    =============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 10)

                                  (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                          -------------------------------------

                                                                               1999                  1998
                                                                          ----------------      ---------------
OPERATING ACTIVITIES:
Net income (loss)                                                                $138,777             ($57,685)
Adjustments to reconcile net income to net
 cash used in operations:
  Depreciation                                                                     86,490               77,604
  Amortization                                                                     14,274               18,834
  Investment income - related party                                              (925,810)            (856,994)
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables and other current assets                  (270,439)             157,862
    (Increase) decrease in inventories                                           (186,284)              76,699
    Decrease in other assets                                                       13,278               25,669
    Increase in accounts payable and accruals                                     130,629                  103
    (Decrease) in income taxes payable                                            (23,157)              (2,744)
                                                                          ---------------       --------------

NET CASH USED IN OPERATIONS                                                    (1,022,242)            (560,652)
                                                                          ---------------       --------------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                          (114,257)            (589,619)
  Distributions from partnership interest                                         902,676              968,951
  Investment in limited partnerships                                               22,858             (147,273)
  Loans to related parties                                                              0              (80,113)
                                                                          ---------------       --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         811,277              151,946
                                                                          ---------------       --------------


FINANCING ACTIVITIES:
  Net borrowings and repayments of bank and other loans                         1,407,668           (1,459,971)
  Net borrowings, related parties                                                (946,278)           2,067,600
  Repayment of bonds                                                             (420,000)
  Sales of common stock                                                                 0                5,250
  Disgorgement of stock sale profits                                                    0               93,750
                                                                          ---------------       --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          41,390              706,629
                                                                          ---------------       --------------

(DECREASE) INCREASE IN CASH                                                      (169,575)             297,923
CASH, BEGINNING OF PERIOD                                                         265,952                7,013
                                                                          ---------------       --------------

CASH, END OF PERIOD                                                               $96,377             $304,936
                                                                          ===============       ==============



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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                          September 30,         December 31,
                                             1999                   1998
                                          ------------          ------------
  Raw materials                           $    49,766           $   169,956
  CRA-Z Soap                                  132,000               156,000

  Finished goods                            1,364,830             1,023,544
  Obsolescence reserve                        (44,000)              (44,000)
                                          -----------           -----------

                                          $ 1,502,596           $ 1,305,500
                                          ===========           ===========

  Non-Current Inventory                   $ 1,430,090           $ 1,440,902
                                          ===========           ===========


  The non-current portion of inventory consists of $1,430,090 of CRA-Z soap which the company believes will take longer than one year to sell.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INTEREST

The limited partnership interest consists of Consulier's investment in Adams, Viner & Mosler, Ltd. ("AVM") This investment is accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                               -----------------------    ----------------------
                                    1999         1998         1999        1998
                               ----------    ---------    ---------    ---------

Revenues                          $ 7,419      $14,493      $28,437      $34,674
Costs and expenses                  3,740        6,520       11,531       16,843
                               ----------    ---------    ---------    ---------

Net income                        $ 3,679      $ 7,973      $16,906      $17,831
                               ==========    =========    =========    =========

Company's share of
  Net income                      $   218      $   371      $   926      $   857
                               ==========    =========    =========    =========



Consulier owned approximately 10% and 7% of AVM's capital as of September 30, 1999 and 1998, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% of AVM's earnings at September 30, 1999 and 1998, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 4. EARNINGS PER SHARE

                                                                 Three Months Ended                        Nine Months Ended
                                                                    September 30,                            September 30,
                                                            ------------------------------           ------------------------------
                                                               1999                1998                 1999                1998
                                                            ----------          ----------           ----------          ----------
Numerator:
  Net income (loss),
    numerator for basic and diluted
  Earnings per share                                            15,499            (112,924)             138,777             (57,685)

Denominator:
 Denominator for basic Earnings
   per share, weighted-average shares                        4,888,918           4,888,918            4,888,918           4,884,962


Effect of dilutive securities:
 Stock options                                                  11,258              49,539                  717              57,831
 Warrants                                                            0              11,045                3,235              12,788
                                                            ----------          ----------           ----------          ----------
Dilutive potential common shares                                11,258              60,584                3,952              70,619

 Denominator for diluted Earnings
   per share, adjusted weight-
   average shares                                            4,900,176           4,949,502            4,892,870           4,955,581
                                                            ==========          ==========           ==========          ==========

 Basic earnings per share                                           00                (.02)                 .03                (.01)

 Diluted earnings per share                                         00                (.02)                 .03                (.01)



Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced an increase in net income for the nine month period of 1999 conpared to 1998. Year to date, net income increased $196,462 or 341% to $138,777 from a loss of $57,685 in 1998. For the third quarter, quarter-to-quarter comparison showed an increase in net income of $128,423 from a loss of $112,924 in 1998 to a net income of $15,499 in 1999.

Net sales of the Company's Southeast Automotive parts distribution segment represent 98% of Consulier's net sales. Sales for this segment increased $261,940 or 13% to $2,316,164 for the ninth month period in 1999 compared to $2,054,224 in 1998. Sales for the third quarter of 1999 increased $143,556 compared to the third quarter of 1998. Gross profit on sales increased to 46% of sales in 1999 compared to 44% of sales in 1998. Selling, General and Administrative expenses were $1,130,058 for the nine months of 1999 compared to 961,846 in 1998, an increase of $168,212 or 17%. The major items of the increase in expenses were sales related, an increase in payroll of $85,736, sales commission $48,407, advertising and trade show expenditures $15,380, travel and entertainment $10,042, and an increase in office and telephone expenses of $49,525. The automotive parts distribution segment experienced a loss before taxes of $207,396 in the nine month period of 1999 compared to a loss before taxes of 261,663 in 1998's period. For the third quarter of 1999 the before taxes loss was $29,561 compared to a loss of $124,025 in the third quarter of 1998.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. This is the Household and Tool Products segment. In the nine month period of 1998 this segment lost $374,190. During this period it had no revenues and its major expenditures were for research and development, marketing, and travel. In the nine month period of 1999 this segment recorded revenues of $47,353, Cost-of-Goods-Sold of $30,615 for a Gross Profit of $16,738. Selling, General and Administrative expenses were $330,761 for the nine months resuling in a $404,798 loss before taxes for this segment. The losses before taxes for this segment for the third quarter of 1999 and 1998 were $146,688 and $161,896, respectively.

Investment income from Consulier's AVM limited partnership interest was $925,810 in the first nine months of 1999, an 8% increase from 1998 income of $856,995. For the third quarter of 1999, investment income was $218,377 compared to $370,655 in the third quarter of 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, Consulier's cash totaled $96,377 as compared to $265,952 at December 31, 1998. During the nine month period, Consulier's cash decreased $169,575. The Company has relied on cash flows from its limited partnership investment in AVM, supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first nine months of 1999 and management is seeing an improvement in sales. This business, Southeast Automotive, intends to expand its business through the development of a wider customer base. At the end of 1998 Southeast had $1,568,000 of hand cleaner CRA-Z Soap in inventory. A large portion, $1,430,090 of this inventory is classified as non-current because Consulier believes it will take longer than one year to sell. Southeast's CRA-Z soap retail presence is slowly growing. The Southeast CRA-Z Soap Web Site has generated some brand recognition. Retail sales from the website have commenced and distributors have been signed up to sell the product.

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

In October 1999, production of 5,000 units of the Paint and Decorating Ladder Top Workstation was completed. This unit is similar to the original Tool Topper(TM) except it does not have the toolbox included. No orders have been placed for this item as of now.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 1999, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 1999 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of 1999, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 1999, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         EXHIBIT      DESCRIPTION
         -------      -----------

           27         Financial Data Schedule (for SEC use
                      only)



(b)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on form 8-K during the three month period ended September 30, 1999.

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

                                              CONSULIER ENGINEERING, INC.
                                              ---------------------------
                                                      (Registrant)


                                              By: /s/ Ralph D. Butler
                                                ----------------------------
Date:  November 11,1999                           Ralph D. Butler
                                                Secretary/Treasurer
                                               Chief Financial Officer