Form 10KSB40
period 1999-12-31
CONSULIER ENGINEERING INC
filed 2000-04-14
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-17756

                           Consulier Engineering, Inc.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         Florida                                      59-2556878
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S Employer Indentification No.)
 incorporation or organization)

 169 Tequesta Drive, Suite 31E
           Tequesta, FL                                  33469
-------------------------------           ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 1999 totaled $3,076,395.

As of March 31, 2000, there were 4,889,918 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 28, 2000 based on the average bid and asked price on such date was $9,933,868.

                           CONSULIER ENGINEERING, INC.

                         1999 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

                                     PART I

Item 1.       Description of Business....................................... 3

Item 2.       Description of Property.......................................10

Item 3.       Legal Proceedings.............................................10

Item 4.       Submission of Matters to a Vote of
              Security Holders..............................................11


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters......11

Item 6.       Management's Discussion and Analysis or Plan of Operation.....12

Item 7.       Financial Statements..........................................15

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................15


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons;  Compliance With Section 16(a)
              of the Exchange Act...........................................16

Item 10.      Executive Compensation........................................18

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management................................................20

Item 12.      Certain Relationships and Related Transactions................21

Item 13.      Exhibits and Reports on Form 8-K..............................22

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

From inception until March 31, 1990, Consulier was engaged in research and development and manufacturing activities relating to a high performance sports car, the Consulier GTP. These operations were not profitable. In April 1990, Consulier sold this business at net book value to Mosler Auto Care Center, Inc. ("MACC"), a corporation wholly owned by Warren B. Mosler ("Mosler"), Consulier's chairman and majority shareholder. Consulier retained the right to repurchase this business at fair value for a five year period. On October 31, 1993, MACC sold the business for restricted stock and production royalty rights. In exchange for waiving its repurchase option, Consulier was granted an option to purchase the restricted stock and receive all royalty payments (see "Description of Business Segments" - "Discontinued Automobile Manufacturing Segment").

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM and is a general partner of AVM Associates, the general partner of AVM. At December 31, 1999, the limited partnership interest is $2,064,215 and the loan from Mosler was repaid in 1992.

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

On August 30, 1999, the sales and marketing contract with Gugel Enterprises, Inc. was terminated by Consulier. The termination was due to pre-established sales quotas not being achieved. The sales and marketing of the Tool Topper has been taken over by the in-house sales personnel at Consulier.

DESCRIPTION OF BUSINESS SEGMENTS

(1)    AUTOMOTIVE AND TRUCK PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research and development, manufacturing and distribution to the automotive and truck wholesale markets.

PRODUCTS

Southeast's primary products are transmission, engine, torque strut and hydraulic mounts. Southeast sells approximately 200 different after-market mounts for domestic and imported vehicles. Development efforts are directed towards developing mount or strut products which replace two or more original equipment products. For example, the Southeast 2000 mount replaces nine existing General Motors' mounts used in 85 percent of GM's rear wheel drive vehicles produced from 1954 to 1994. In previous years, efforts have also been directed to foreign automobiles where 30 new products were developed introducing mount products through year 1996 vehicles.

Other products include over 200 automotive flywheels and flexplates, specialty tools and bushings for transmission repair, automotive springs, speedometer gears, accelerator detente and clutch cables, linkage parts, thrust washers, electrical connector plugs and sensor switches, specialty machine shop products and over 100 plastic parts related to transmissions. Southeast is also developing foreign flywheel applications, and is beginning to manufacture aluminum parts for transmission and other automotive applications using three and four axis CNC machining.

Mounts are imported from one primary source and are manufactured to Southeast's specifications, which meet or exceed original equipment specifications. Due to shipping schedules, Southeast attempts to maintain a supply of mounts in inventory to service customers.

Flywheels are purchased from USA/OEM. Quantities held in inventory are maintained at minimum levels. The specialty tools for transmission repair are manufactured by Southeast at its Miami facilities. Other products are purchased from a variety of domestic and foreign sources, or are manufactured by Southeast.

Southeast is currently the owner and master distributor of CRA-Z Soap Hand Cleaner, a unique heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to most other hand cleaners. Southeast's initial marketing efforts targeted mechanics, spray painters, shop personnel, printers and all other tradesmen. CRA-Z Soap is a high density, long lasting cleaner. CRA-Z soap comes in bar form only. It is best used with the custom CRA-Z Soap dispenser which grinds four bars into granular form providing approximately 1600 washes. One 300 gram bar, the form in which CRA-Z Soap is manufactured, can outlast two gallons of the leading liquid or paste products. Although CRA-Z Soap is primarily known as a hand cleaner, users have found a myriad of other applications and general uses. These include clothes washing applications and pre-scrubbing, household cleaning, auto, bus and marine washing, etc.

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

Sales of CRA-Z Soap have lagged behind expectations. Sales of CRA-Z Soap increased 93%, or $70,020, in 1999 over 1998. Trade show attendance , internet sales and promotion is underway for 2000. Management believes sales of CRA-Z Soap will continue to increase in 2000 and beyond.

RESEARCH AND DEVELOPMENT EXPENDITURES

Product development costs for Southeast's transmission mounts are being funded primarily by the supplier. Approximately $60,000 per year is spent on tooling for plastic parts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has 20 employees, three in manufacturing, three in shipping and receiving, and fourteen in sales, marketing, management and administration.

(2)    INVESTMENTS SEGMENT

INVESTMENT IN AVM, L.P.

In April 1990, Consulier borrowed $3,000,000 from Chairman Warren Mosler and invested the entire proceeds of the loan in a limited partnership interest in AVM, L.P. ("AVM"). The AVM loan was reduced during 1990 and 1991 and fully retired during 1992.

AVM, a broker/dealer in U.S. Government securities formed in October 1983, is an Illinois limited partnership located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as a Futures Commission Merchant (FCM) and conducts its FCM business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of

U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 62 people in addition to the four principals of its general partner. Mosler is one of the founders of AVM and is a principal of the general partner of AVM.

As of December 31, 1999 and 1998, Consulier's limited partnership interest represented approximately 11% and 9%, respectively, of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately, 6% and 5% of AVM's earnings during 1999 and 1998, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

In January 1996 Consulier invested $100,000 in The High Risk Opportunities Fund L.P., (the HRO Fund") a limited partnership formed to invest in an unrestricted range of financial instruments. On September 1, 1998, HRO was placed in liquidation and all of Consulier's investment in HRO, $150,242, was written off as a loss.

On October 21, 1999, after 17 years of the broker dealer being known throughout the financial community as "AVM", the legal name of Adams, Viner, and Mosler, Ltd. was changed to AVM, L.P. In addition, AVM's general partner, AVM Associates, converted from a Florida general partnership to AVM, LLC, a Florida limited liability corporation on October 31, 1999.

BIOSAFE SYSTEMS, LLC

On October 31, 1997 Consulier purchased a 40% equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("Biosafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on Biosafe's Board of Managers.

Recent public concern over environmental practices and the effect of toxic chemicals on the environment are producing increasing pressure on agricultural concerns to limit their use. BioSafe uses peroxigen chemistry as a pesticide, algaecide and fungicide. Peroxygen chemistry uses the power of free radical oxidation to kill all forms of microorganisms that may be pathogenic to plants, without causing harm to the plant. Peroxygens immediately biodegrade upon reacting with either microorganisms or organic material such as soil, into components of oxygen and water leaving behind no toxic residues.

BioSafe's initial product, ZeroTol(TM), utilizes a formulation using peroxigens as the principal active ingredients. No other company currently has or has requested a US EPA registration for the use of peroxigens for these purposes. BioSafe's first federal EPA registration for its ZeroTol(TM) product was granted in 1998 permitting its use on ornamental plants and turf applications. BioSafe will concentrate the majority of its initial marketing effort towards commercial greenhouses, nurseries and the turf management industries.

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

BioSafe System introduced two new products in 1999 to both the horticultural industry as well as general agriculture. The first product is trademarked as OxiDate(TM) Bactericide/Fungicide and is labeled for applications to major high value food crops such as potatoes, leafy vegetables, apples, citrus, stone fruits, grapes and bananas. BioSafe will concentrate its efforts at expanding its distribution network to cover a broad-spectrum distribution into the agricultural markets and will utilize some of the already established distributors who now carry ZeroTol to accomplish this.

BioSafe will also introduce in 2000, TerraCare Algaecide/Fungicide for use in the commercial greenhouse/nursery and turf markets. The granular formulation introduces a new class of peroxygen chemistry that is capable of both killing and inhibiting algae as well as bacterial and fungal organisms. The TerraCare product is completely biodegradable into components of oxygen, carbon dioxide and calcium carbonate (lime). TerraCare will be distributed by the existing distributors.

BioSafe Systems continues to work towards its goals of introducing peroxygen chemistry to the agricultural and horticultural industry. BioSafe had revenues of $1,512,973 for fiscal 1999. Steady and consistent progress has been made with respect to establishing the ZeroTol algaecide /fungicide product into the commercial greenhouse/nursery market. Slower progress has been experienced with respect to introducing ZeroTol to the golf course industry.

While the professional turf industry offers a continuing growth market and enjoys high profit margins, golf course superintendents do not take on new products easily. BioSafe Systems is seeing slow and steady progress in this area and will be introducing a Turf Only product label. This should help properly position the product within the professional turf market.

OxiDate Bactericide/Fungicide was introduced in 1999 labeled for a variety of agricultural crops. The EPA granted OxiDate an exemption of tolerance for pesticide residues. BioSafe experienced interest within the potato market for potato storage. It is the Company's expectation to continue to target the potato storage market in 2000 as well as look towards further developing sales of OxiDate in the Florida marketplace.

BioSafe Systems is expected to continue to grow at a slow and steady pace with concentration put on establishing positions in the commercial greenhouse/nursery markets as well professional turf care and potato storage markets.

BioSafe System expects an increase in sales with the introduction of the new products as well as the eventual registration of ZeroTol and OxiDate in California in the second quarter of 2000.

(3)    CORPORATE SEGMENT

GENERAL

Consulier's Corporate Segment includes management and finance activities as well as a consulting, engineering, new product development and business management. Wholly owned subsidiaries include Southeast, C-6 and a small leasing company named Consulier Business Services, Inc.

CORPORATE EMPLOYEES

As of December 31, 1998, the Corporate Segment of Consulier's business had five employees engaged in marketing, engineering, management and finance activities, and three engineers with specialized areas of expertise retained for different engineering projects on a consulting basis. As of December 31, 1999, Consulier had five employees engaged in sales, marketing, management, and finance activities.

(3)(a) ENGINEERING PRODUCTS

BACKGROUND

In February 1996, Charles E. Spaeth was appointed acting President and CEO. Mr. Spaeth, also on Consulier's Board of Directors, filled that role until the appointment of Michael G. Maguire to that position in April 1997. Mr. Maguire resigned from the positions of President and CEO of Consulier, and President of C-6 Products on February 12, 1999. Mr. Warren B. Mosler, Chairman of the Board of Consulier, reassumed the position of President and CEO on February 12, 1999. Ralph D. Butler has continued to serve as Secretary, Treasurer and Chief Financial Officer, positions he has held since May 1996.

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

(3)(b)  CONSULTING ACTIVITIES

BACKGROUND

On a limited basis, Consulier has continued to provide engineering and management consulting services. To date these activities have not been profitable. Consulier had not been actively pursuing consulting work unless it was tied into support of our subsidiaries or technology areas with synergy to Consulier's business interests.

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

(4)  HOUSEHOLD AND TOOL PRODUCTS

In April 1997 C-6 Products, Inc. purchased six patents for tool and ladder related products. The patents are for work platform and tool holding attachments to ladders. Initial development was launched in April 1997 of a product that attaches to a standard stepladder, converting it into a handy work platform for standard household chores, which is the present day Tool Topper(TM) Workstation and related accessories. The design and development was completed in 1998, and the Tool Topper is now being sold in the United States.

C-6 contracted with Gugel Enterprise, Inc. for marketing services necessary to sell and distribute the Tool Topper Workstation. An aggressive marketing campaign was scheduled for 1999, including attendance at numerous trade shows, advertising, and Internet related sales and promotions.

On August 30, 1999, we terminated the sales and marketing contract with Gugel Enterprises, Inc., due to pre-established sales quotas not being achieved. The sales and marketing of the Tool Topper has been taken over by the in-house sales personnel at Consulier.

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

On October 15, the Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The Company has begun litigation (Consulier Engineering, Inc. vs American States Insurance Company filed in Circuit Court of the Fifteenth Judicial Circuit Court in Palm Beach County on February 1, 2000) against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss. However, the insurance company is disputing the claim, therefore there can be no assurance that a recovery will be made, and if a recovery is made that it would be for the total amount of the loss.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of six directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held November 11, 1999. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse, Skender Fani and John L. Notter were elected upon receipt of the following votes: for 4,754,878, against 1,450, and 2,160 abstaining. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,754,878, against 1,450, and 2,160 abstaining.

                                     PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock, as reported by NASDAQ.

                                 HIGH               LOW
                                 ----               ---

YEAR ENDED DECEMBER 31, 1998:

First quarter             $     1.7500       $     1.0315
Second quarter                  4.1875             1.7500
Third quarter                   2.1250             1.9690
Fourth quarter                  2.0310             1.1250


YEAR ENDED DECEMBER 31, 1999:

First quarter             $     2.8750       $     1.5000
Second quarter                  2.4060             1.4380
Third quarter                   2.1880             1.3130
Fourth quarter                  2.1250             1.1560

As of March 17, 2000, there were approximately 645 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on The NASDAQ SmallCap Market and has been traded thereon since Consulier's initial public offering in May 1989.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution segment represented 98% of Consulier's net sales in 1999 and 1998. This segment's sales increased 14% or $360,199, in 1999 to $3,016,377 compared to $2,656,178 in 1998. The increase is primarily a result of reorganizing the sales department along with an increased emphasis on training. Sales of transmission mounts accounted for $164,522 of the increase with significant increases in the sales of flex plates, nylon gears and cables.

The automotive parts distribution segment experienced a loss before income taxes of $1,669,599 in 1999 compared to a loss before income taxes of $274,634 in 1998. A casualty loss in the amount of $1,092,586, was caused by Hurricane Irene which made landfall in Miami (location of Southeast) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant, and suffered other damage. The majority of the damage was to the CRA-Z Soap inventory, as a direct result of the intense rain that caused substantial flooding. Excluding the hurricane damage, the majority of the increase in 1999 costs was in payroll and sales commisssions, resulting from the increase in sales.

The loss of $1,092,586 is reflected in the 1999 statement of operations as a casualty loss. Litigation has been initiated in an attempt to recover the loss through the insurance company that covers the Southeast warehouse facility and inventory, however there can be no assurance that a recovery will be made.

On July 7, 1999, the Company settled its claims without litigation against Masters Marketing and Development, Inc. and CRA-Z Products, Inc., and received all their respective rights in the CRA-Z trademark, toll-free telephone numbers, remaining soap inventory, soap grinder-dispenser design, and 20,000 shares of common stock of Advanced Products Group, Inc, (the new name of CRA-Z Products, Inc.) The Company recorded $63,000 of inventory and other income during 1999 as a result of this settlement. No value was recorded for the trademark, design or common stock of Advanced Products Group, Inc.received in the settlement.

Presently, Consulier Engineering, Inc. and Southeast, as the owner of the CRA-Z mark, is pursuing federal trademark registration for the CRA-Z mark and is developing an international network of distributors, product representatives, and retailers for the CRA-Z Soap product.

CORPORATE RESEARCH AND DEVELOPMENT - During 1999, direct expenditures on research and development totaled $11,300. This represents a decrease of 74% from 1998 expenditures of $42,733. The major effort undertaken in 1998 was the design and development of the Tool Topper(TM) Workstation and accessory line, which are now on the market, with sales of $51,833 in 1999, compared to sales of $37,528 in 1998.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,162,807 in 1999, a 14% decrease from 1998 income of $1,355,012. This represents annualized returns of 56% and 66%, respectively, on Consulier's average investment during each year.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated loss for the year ended December 31, 1999 was ($655,187), or ($0.13) basic and diluted loss per share compared to net income of $75,014, or $.02 basic and diluted income per share for 1998.

OUTLOOK FOR 2000

Based on AVM's current operations and operating results over the past five years, management expects continued annualized returns in 2000 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 56% and 66% in 1999 and 1998, respectively, will be maintained. Sales in the automotive parts distribution segment are expected to increase in 2000 due to the hiring and training of new salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast is scheduled to attend numerous trade shows in key locations around the world to promote and sell its products.

While sales of CRA-Z Soap increased in 1999 over previous years, the results have not been what the Company expected. As a result, a new sales and marketing plan is being developed for CRA-Z Soap which includes the development of a network of sales representatives to represent and sell the product in addition to our present distribution and retail sales network. We anticipate increased sales and exposure of CRA-Z Soap once this plan is implemented in the second half of 2000. In addition, numerous trade shows in the automotive, mechanical, hardware, household and marine industries are scheduled for the promotion and selling of CRA-Z Soap in 2000.

In 1999 Southeast hired a European sales representative in the Czech Republic for the sales and marketing of it's auto parts and CRA-Z Soap to European countries. Now that CRA-Z Soap has received official certification for sale, purchase orders are anticipated. During the test marketing of the product during the certification process, CRA-Z Soap was well received by the users and companies they represented. In Mexico, a large distribution company has been granted the exclusive right to sell and market CRA-Z Soap in that country with sales expected to begin in 2000. Southeast has a representative in China and the first shipment to this market was made in March 2000.

The recent inclusion of the Southeast Wall Product ID Charts in Gears Magazine, the most widely distributed magazine in the industry has reached over 25,000 transmission specialists world-wide. The Southeast Year 2000 Parts Catalog is available in printed form and is expected to become available electronically, opening the doors to the world of business to business e-commerce in the second half of 2000. Southeast expects increased sales of its auto parts, Southeast Tools, and plastic component parts areas as a result of increasing the sales staff and training the salespeople to be more effective in their efforts. Southeast has also received GSA approval and is beginning to establish its CRA-Z Soap and other parts in the U.S. government catalogs and purchasing schedules.

C-6 Products, Inc. has received a vendor number and initial purchase order from Kmart for the sale of the Tool Topper Ladder Workstation. The initial order of approximately 400 units or $4,800 was shipped to the Kmart regional distribution centers in March 2000. The Tool Topper will be marketed by the in house sales personnel at Consulier, until a new network of Sales Representatives is developed during 2000.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, Consulier's cash totaled $80,097 as compared to $265,952 at December 31, 1998, a decrease of $185,855. Net cash used in operations increased $494,248 from $650,779 in 1998 to $1,145,027 in 1999. The increase in cash used in operations is due primarily to a change from net income of $75,014 in 1998 to a net loss of $655,187 in 1999, and a change from income taxes payable to income taxes receivable in 1999 producing a net use of cash of approximately $476,000.

The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends in the short term almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier believes that it may require additional financing to complete agreements which are currently in place. The timing and amount of Consulier's additional financing needs will depend, among other things, upon the timing of Tool Topper(TM) orders.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $1.9 million as of December 31, 1999. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes payable and notes receivable are floating and should move with inflation.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

                                  DIRECTOR       POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATION OR
NAME                 AGE            SINCE        OTHER EMPLOYMENT DURING THE PAST FIVE YEARS
----                 ---            -----        -------------------------------------------------------
Warren B.Mosler       50             1985        Chairman of the Board, 1985 to present. President
                                                 and Chief Executive Officer, June 1985 to May 1994.
                                                 In February 1999, Mr. Mosler reassumed the
                                                 positions of President and Chief Executive Officer.
                                                 Principal in AVM, L.P., a broker/dealer engaged in
                                                 arbitrage and government securities trading, 1983
                                                 to present.

Alan R. Simon, Esq.  50             1985         1982 to present, private practice of law, Boca Raton,
                                                 Florida.

Charles E. Spaeth    76             1992         Project Engineer, Pratt & Whitney Aircraft, 1949 to
                                                 1990. Last position - responsible for directing
                                                 product design support functions in areas of
                                                 structural analytical methods, life prediction
                                                 methods, mission definition and component design
                                                 verification.

Burck E. Grosse      70             1992         1991 to present, President, BG Consulting Group,
                                                 Inc. July 1987 to 1991, Senior Vice President,
                                                 Lear Group, Inc., general contracting
                                                 firm. 1948 to 1987, General Motors Corporation.
                                                 Last position General Director, Technical Service;
                                                 responsible for coordination of all technical
                                                 service functions for GM car and truck division.

 John L. Notter      65             1999         Mr. Notter presently serves on the board of
                                                 directors of Hilton Hotels and the Frank
                                                 Jobe Foundation. He is the developer of Westlake
                                                 Village, CA. Mr. Notter was the operating head of
                                                 the the D.K. Ludwig Group of companies from 1964 to
                                                 1979. Mr. Notter resigned as a director on February
                                                 8, 2000.

Dr. Skender Fani     60             1999         Dr. Fani is the Chairman of the Board of Otis
                                                 Elevators, Austria. Dr. Fani is a corporate
                                                 lawyer in Austria, also specializing in sports and
                                                 entertainment law. For the past 20 years he has
                                                 represented top sports and entertainment
                                                 personalities throughout Europe.

No family relationships exist among the directors and officers of Consulier. Messrs. Mosler and Simon have been directors since the inception.

EXECUTIVE OFFICERS

The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.

Warren B. Mosler, 50, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Bernardo Davila, 48, has served as President and CEO of Southeast Automotive Acquisition Corporation since 1991. In 1980 Mr. Davila founded Southeast Automotive Parts, Inc. of Dade which was purchased by Consulier in 1991. From 1971 to 1980 Mr. Davila was in management at Carfel, Inc., an importer of automotive parts.

Michael G. Maguire, 62, is the former President and Chief Executive Officer of Consulier. He was elected to these offices in April 1997. In February 1999, Mr. Maguire resigned from Consulier.

Ralph D. Butler, 53, is Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in May 1996. Prior to joining Consulier, Mr. Butler was Chief Financial Officer of Harold Grant, Inc., a multi-state high end clothing retailer. From 1990 to 1995, Mr. Butler was with Governors Bank Corporation, a bank holding company, where he was Senior Vice President, Cashier and Chief Financial Officer.

ITEM 10.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer and each of Consulier's other executive officers for the last three years.

                                              ANNUAL COMPENSATION
                                            -------------------------              ALL OTHER
NAME AND PRINCIPAL POSITION                 YEAR               SALARY            COMPENSATION
---------------------------                 ----               ------            ------------
Warren B. Mosler                             1999              $ 75,000                --
Chairman of the Board                        1998                75,000                --
of Directors (1)                             1997                75,000                --

Bernardo Davila                              1999                85,000              $17,383
President and Chief                          1998                   (2)                --
Executive Officer                            1997                   (2)                --
of Subsidiary


Michael G. Maguire                           1999                 7,152                --
President and Chief                          1998                51,624                --
Executive Officer (3)                        1997                43,386                --


Ralph D. Butler                              1999                   (2)                --
Secretary, Treasurer                         1998                   (2)                --
and Chief Financial Officer                  1997                   (2)                --



(1) Mr. Mosler became President and Chief Executive Officer in February 1999.
(2) Total annual salary and bonus was less than $100,000.
(3) Mr. Maguire resigned from Consulier in February 1999.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION GRANTS TABLE

There were no stock options granted to executive officers during 1999 requiring disclosure.

AGGREGATED FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised, in-the-money stock options held by the named executive officers as of the end of the 1999 fiscal year. No stock options were exercised by any of the named executive officers during 1999. All options presented are exercisable.

                                              NUMBER                  VALUE OF UNEXERCISED
                                        UNEXERCISED OPTIONS           IN-THE-MONEY OPTIONS
        NAME                             AT 1999 YEAR-END               AT 1999 YEAR-END
        ----                           --------------------          ---------------------
Warren B. Mosler                               7,020                           -0-

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the "Plan"). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees' savings contributions or provide more money, through discretionary contributions. During 1998 and 1999 there were no matching or discretionary contributions made by the Company to employees' accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 1999:

                                                             AMOUNT AND
  TITLE                                                       NATURE OF                     PERCENT OF
   OF                    NAME AND ADDRESS                    BENEFICIAL                      CLASS AT
  CLASS                 OF BENEFICIAL OWNER                   OWNERSHIP                  DECEMBER 31, 1999
  -----                 -------------------                   ---------                  -----------------

Common                Warren B. Mosler                        4,130,414  (1)                    84.5%
Stock                 1020 Fairview Lane
                      Riviera Beach, FL 33404

Common                Alan R. Simon                             180,000  (2)                     3.7%
Stock                 7777 Glades Rd., #204
                      Boca Raton, FL 33434

Common                Burck E. Grosse                            25,000  (3)                      .5%
Stock                 11 Huntly Circle
                      Palm Beach Gardens, FL
                      33418

Common                Charles Spaeth                             10,000  (3)                      .2%
Stock                 13 Paddock Circle
                      Tequesta, FL 33469

Common                Bernardo Davila                           150,000  (4)                     3.1%
Stock                 7575 NW 74th Ave.
                      Miami, FL 33166

Common                Dr. Skender Fani
Stock                 Walfischgasse 14
                      Vienna, 1010 Austria                           --                          --

Common                Ralph D. Butler                             3,000                           .1%
Stock                 2391 Old Dixie Hwy.
                      Riviera Beach, FL 33404

Common                All directors and                        4,318,414 (5)                    88.0%
Stock                 executive officers
                      as a group, excluding
                      duplications (6 people)

(1) Includes exercisable stock options to acquire 7,020 Consulier shares of common stock at $1.25 share.
(2) Consists of options to acquire shares of Consulier common stock from Mr. Mosler at $1.25 per share.
(3) Includes stock options granted under Consulier's Tandem Stock Option Plan. Exercise prices for the options range from $1.25 to $2.50 per share.
(4) Includes exercisable stock options to acquire 80,000 Consulier shares of common stock at $1.50 per share.
(5) Includes exercisable stock options to acquire 112,020 Consulier common shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AVM PROPERTIES LIMITED PARTNERSHIP LEASE OF OFFICE SPACE

In June 1994, Consulier leased approximately 1,300 square feet of office space located in Tequesta, Florida from AVM Properties, Ltd. on a month-to-month basis. An additional 950 square feet were added to the lease in January 1995, also on a month-to-month basis. In 1997, Consulier reduced its office space by approximately 730 square feet. In the first quarter of 1999 Consulier vacated one suite of offices leaving 750 sq. ft. leased. This property is leased at $663 per month, which management believes to be at competitive market rates.

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

In October 1993, MACC sold the automobile business to U.S. Electricar, Inc. in return for restricted common stock and future royalties. Consulier waived its option to reacquire the business in consideration for the future royalties and an option to purchase the stock. Also, principal payments on the MACC note were suspended in November 1993 and the interest rate was further reduced to the one month U.S. Dollar London Interbank Offering Rate ("LIBOR"). The note is payable on May 11, 2001. It has an unpaid balance of $430,558 at December 31, 1999, and is guaranteed by Mr. Mosler.

SALE AND LEASEBACK OF REAL ESTATE

In December 1989, Consulier engaged in a sale and partial leaseback of real estate to Mr. Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mr. Mosler signed a promissory note of $2,500,000. The note initially bore an annual rate of 12%, with interest payable monthly. In January 1993 the interest rate was reduced to prime plus 1%. In October 1997 the interest rate was further reduced to one month LIBOR. The note matures in December 2001.

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

INTEREST RATE ADJUSTMENTS

In January 1993, the Affiliated Transaction Committee of the Board of Directors reviewed the promissory notes receivable from MACC and Mr. Mosler described above. At this review, the interest rates for the notes were adjusted to prime plus one percent. In October 1993, the Committee further reduced the rate on the MACC note to one month LIBOR. In October 1997, the Committee reduced the rate on the property note to one month LIBOR.

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

                                      CONSULIER ENGINEERING, INC.

Dated:  April 14, 2000            By:    /s/ WARREN B. MOSLER
                                       -----------------------------------
                                       Warren B. Mosler
                                       Chairman of the Board of Directors,
                                       President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

              NAME                                    TITLE                          DATE
              ----                                    -----                          ----
/s/ WARREN B. MOSLER
-----------------------------------
Warren B. Mosler                            Chairman of the Board               April 14, 2000
                                            of Directors, President
                                            and Chief Executive
                                            Officer

/s/ RALPH D. BUTLER
-----------------------------------
Ralph D. Butler                             Secretary, Treasurer,               April 14, 2000
                                            Chief Financial Officer
/w/ ALAN R. SIMON
-----------------------------------
Alan R. Simon                               Director                            April 14, 2000

/s/ CHARLES E. SPAETH
-----------------------------------
Charles E. Spaeth                           Director                            April 14, 2000

/w/ BURCK E. GROSSE
-----------------------------------
Burck E. Grosse                             Director                            April 14, 2000

/w/ SKENDER FANI
-----------------------------------
Skender Fani                                Director                            April 14, 2000


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                    FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS

Financial Statements:

   Report of  Independent Certified Public
     Accountants..........................................................F-2

   Consolidated Balance Sheets at December 31,
     1999 and 1998........................................................F-3

   Consolidated Statements of Operations for the
     years ended December 31, 1999 and 1998...............................F-4

   Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999 and 1998.......................F-5

   Consolidated Statements of Cash Flows for the
     years ended December 31, 1999 and 1998...............................F-6

   Notes to Consolidated Financial Statements.............................F-7

A. REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Consulier Engineering, Inc.
Tequesta, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

West Palm Beach, Florida                                   BDO Seidman, LLP

April 7, 2000

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,             DECEMBER 31,
                                                                 1999                      1998
                                                              ------------             ------------
   ASSETS

 CURRENT:
  Cash                                                       $     80,097             $    265,952
  Receivables, net  (Note 2)                                      496,204                  516,197
  Receivables - related parties  (Note 11(a))                   1,091,054                  964,875
  Inventories  (Notes 1 and 3)                                  1,535,726                1,305,500
  Income taxes receivable (Note 8)                                311,124                       --
  Other current assets                                             10,094                   11,746
                                                             ------------             ------------
        TOTAL CURRENT ASSETS                                    3,524,299                3,064,270

  Property and equipment, net  (Notes 1 and 4)                  2,098,175                2,142,388
  Limited partnership interests (Notes 1 and 5)                 2,379,606                2,337,073
  Notes receivable - related parties (Note 11(c))               2,172,357                2,172,357
  Non-current inventory (Notes 1 and 3)                           311,000                1,440,902
  Deferred income taxes (Note 8)                                  197,289                       --
  Patents and other assets                                         44,410                   63,441
                                                             ------------             ------------
                                                             $ 10,727,136             $ 11,220,431
                                                             ============             ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT :
  Accounts payable and accruals                              $    428,907             $    249,232
  Income taxes payable (Notes 1 and 8)                                 --                   51,489
  Notes payable - banks  (Note 6(a))                            3,167,681                1,777,697
  Advances payable - related parties  (Note 6(c))                  22,766                  946,278
                                                             ------------             ------------
        TOTAL CURRENT LIABILITIES                               3,619,354                3,024,696

  Bonds payable  (Notes 6(b) and 9(b))                            777,300                1,275,000
  Deferred income taxes (Notes 1 and 8)                                --                   14,766
                                                             ------------             ------------
        TOTAL LIABILITIES                                       4,396,654                4,314,462
                                                             ------------             ------------
COMMITMENTS AND CONTINGENCIES (NOTES 5,7,14 AND 16)
 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:

    Authorized - 25,000,000 shares;

    Issued - 5,137,066 and 5,136,066 shares                        51,371                   51,361
  Additional paid-in capital                                    3,034,772                2,955,082
  Retained earnings                                             3,712,702                4,367,889
                                                             ------------             ------------
                                                                6,798,845                7,374,332
  Less treasury stock at cost - 247,148 shares                   (468,363)                (468,363)
                                                             ------------             ------------
        TOTAL STOCKHOLDERS' EQUITY                              6,330,482                6,905,969
                                                             ------------             ------------
                                                             $ 10,727,136             $ 11,220,431
                                                             ============             ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                    1999                1998
                                                               ----------------  ---------------------
REVENUES:
  Net sales (Note 12)
                                                                 $ 3,076,395             $ 2,713,044
                                                                 -----------             -----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                               1,712,072               1,495,634
  Selling, general and administrative                              2,619,201               2,453,712
  Research and development expense                                    11,300                  42,733
                                                                 -----------             -----------
                                                                   4,342,573)              3,992,079
                                                                 -----------             -----------
    Operating loss                                                (1,266,178)             (1,279,035)
                                                                 -----------             -----------
OTHER INCOME (EXPENSE):
 Investment income - related parties (Note 5)                      1,162,807               1,372,456
 Interest income - related parties (Note 11(c))                      214,128                 228,563
 Interest expense                                                   (296,836)               (272,308)
 Loss on investment - HRO (Note 5)                                        --                (150,242)
 Casualty loss (Note 16)                                          (1,092,586)                     --
 Other income                                                        155,984                 247,354
                                                                 -----------             -----------
                                                                     143,497               1,425,823
                                                                 -----------             -----------

Income (loss) before income taxes                                 (1,122,681)                146,788
Income tax provision (benefit) (Notes 1 and 8)                      (467,494)                 71,774
                                                                 -----------             -----------

Net (loss) income                                                 ($655,187)             $    75,014
                                                                 ===========             ===========
Basic and diluted (loss) earnings per share (Note 13)                ($0.13)             $      0.02
                                                                 ===========             ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENIGNEERING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                COMMON STOCK
                            -------------------------------------------------
                                                           TREASURY STOCK        ADDITIONAL                     TOTAL
                                                        ---------------------     PAID-IN      RETAINED      STOCKHOLDERS
                            SHARES        AMOUNT        SHARES        AMOUNT      CAPITAL      EARNINGS         EQUITY
                            ------        ------        ------        ------      -------      --------         ------
Balance,
January 1, 1998          5,124,066   $    51,241      (247,148)   ($  468,363)   $ 2,856,202   $ 4,292,875    $ 6,731,955

Net income
for the year                    --            --            --             --             --        75,014         75,014

Sales of
common stock                 2,000            20            --             --          4,730            --          4,750

Exercise of
stock options               10,000           100            --             --            400            --            500

Disgorgement of
profit on sale of
common stock by
insider (Note 17)               --            --            --             --         93,750            --         93,750
                         ---------   -----------      --------    -----------    -----------   -----------    -----------
Balance,
December 31, 1998        5,136,066        51,361      (247,148)      (468,363)     2,955,082     4,367,889      6,905,969

Net loss for
the year                        --            --            --             --             --      (655,187)      (655,187)

Fair value of
warrants (Note 9(b))            --            --            --             --         77,700            --         77,700

Sales of common
stock                        1,000            10            --             --          1,990            --          2,000
                         ---------   -----------      --------    -----------    -----------   -----------    -----------
Balance,
December 31, 1999        5,137,066   $    51,371      (247,148)   ($  468,363)   $ 3,034,772   $ 3,712,702    $ 6,330,482
                         =========   ===========      ========    ===========    ===========   ===========    ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Note 10)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1999                 1998
                                                              -------------       ---------------
OPERATING ACTIVITIES:
Net (loss) income                                                $  (655,187)   $    75,014
Adjustments to reconcile net (loss) income to net
 cash used in operations:
  Depreciation                                                       127,608        122,002
  Amortization                                                        19,031         32,112
  Provision for doubtful accounts                                     50,000             --
  Provision for obsolete inventory                                    50,000             --
  Write off of investment in HRO                                          --        150,242
  Investment income                                               (1,162,807)    (1,372,456)
  Casualty loss                                                    1,092,586             --
  Deferred income taxes                                             (145,119)            --
  Changes in operating assets and liabilities:
   (Increase) decrease in receivables and other current assets       (28,355)       241,911
   (Increase) in inventories                                        (242,910)       (88,139)
   Decrease in patents and other assets                                   --        143,811
   Increase (decrease) in accounts payable and accruals              179,675         (1,534)
   (Decrease) increase in net income taxes payable                  (429,549)        46,258
                                                                 -----------    -----------
NET CASH USED IN OPERATIONS                                       (1,145,027)      (650,779)
                                                                 -----------    -----------
INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions              (83,395)      (726,834)
  Distributions from partnership interest                          1,133,512      1,464,149
  Investment in limited partnerships                                 (13,238)      (446,210)
  Loans to related parties, net of repayments                       (126,179)      (103,290)
                                                                 -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            910,700        187,815
                                                                 -----------    -----------

FINANCING ACTIVITIES:
  Net borrowings of bank and other loans                           1,389,984         28,922
  Repayments, borrowings of related parties                         (923,512)       593,981
  Redemption of corporate bonds                                     (420,000)            --
                                                                 -----------    -----------
  Sales of common stock                                                2,000          5,250
  Disgorgement of profit on sale of common stock                          --         93,750
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             48,472        721,903
                                                                 -----------    -----------
(DECREASE) INCREASE IN CASH                                         (185,855)       258,939
CASH, BEGINNING OF YEAR                                              265,952          7,013
                                                                 -----------    -----------
CASH, END OF YEAR                                                $    80,097    $   265,952
                                                                 ===========    ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. ("Consulier") and its subsidiaries are engaged in three primary businesses: the distribution of CRA-Z Soap and automobile and truck parts in the automotive/truck after-market, investment activities, and the distribution of Tool Topper(TM) Workstation products.

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast").

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 12) in AVM, L.P. ("AVM"), an Illinois limited partnership. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren B. Mosler ("Mosler"), is a general partner of the general partner of AVM.

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

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


PARTNERSHIP INVESTMENTS AND LIMITED LIABILITY COMPANY

The Company's Partnership and Limited Liability Company investments are accounted for using the equity method. Income or loss is allocated to Consulier based on the partnership and LLC agreements.

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation as set forth in Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations, and discloses the pro forma effect on net (loss) income and (loss) income per share of adopting the full provisions of Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to continue using APB 25 and has disclosed in the footnotes pro forma (loss) income and (loss) income per share information as if the fair value method has been applied.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are for product development These costs are expensed in the period incurred. Legal costs incurred to perfect patents are amortized over the estimated economic life of 60 months.

ADVERTISING COSTS

Advertising costs of $191,974 and $235,366 in 1999 and 1998 were expensed as incurred.

INCOME TAXES

The Company and its subsidiaries file consolidated Federal income tax returns. Income taxes are calculated using the liability method specified by SFAS 109, "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences arising from differences between financial statement and income tax basis of assets and liabilities.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" which deferred the provisions of SFAS 133 to financial statements with years beginning after June 15, 2000. Management does not believe that the implementation of this standard will significantly affect the financial statements of the Company.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform to 1999 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 1999 and 1998.

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated according to SFAS 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net income (loss) per common share - basic is based on the weighted average number of common shares outstanding during the year. Net income
(loss) per common share - diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year.

Certain common stock options and common stock warrants are excluded from the computations of net loss per share for the years ended December 31, 1999 and 1998, because the effect of their inclusion would be anti-dilutive.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - RECEIVABLES

Receivables consist of the following:


                                       DECEMBER 31,
                                   ---------------------
                                   1999             1998
                                   ----             ----

Capital and income
  distribution due from AVM      $  80,883       $  51,588
Trade accounts                     439,471         412,132
Employee advances and other         40,850          67,477
                                 ---------       ---------
                                   561,204         531,197
Less allowance for doubtful
 trade accounts                    (65,000)        (15,000)
                                 ---------       ---------
                                 $ 496,204       $ 516,197
                                 =========       =========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                                       DECEMBER 31,
                                                              --------------------------------
                                                              1999                        1998
                                                              ----                        ----
  Raw materials                                            $     95,788             $     169,956
  CRA-Z Soap                                                    217,861                   156,000
  Finished goods                                              1,316,077                 1,023,544
  Obsolescence Reserve                                          (94,000)                  (44,000)
                                                           ------------               -----------
                                                           $  1,535,726               $ 1,305,500
                                                           ============               ===========
Non-Current inventory - CRA-Z Soap                           $  311,000               $ 1,440,902
                                                           ============               ===========

The non-current portion of inventory consists of CRA-Z Soap which the Company believes will take longer than one year to sell. As discussed in Note 16, certain of the Company's CRA-Z Soap inventory was damaged by a hurricane.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following

                                                                       DECEMBER 31,
                                         RANGE OF           --------------------------------
                                       USEFUL LIVES         1999                        1998
                                       ------------         ----                        ----

  Building and improvements              30 yrs         $     943,121             $     930,013
  Land                                     N/A                412,000                   412,000
  Machinery and equipment               5 - 7 yrs           1,120,097                 1,084,827
  Furniture and fixtures                5 - 7 yrs             180,150                   177,667
  Vehicles                                5 yrs               207,241                   233,970
                                                         ------------              ------------
                                                            2,862,609                 2,838,477
 Less accumulated depreciation
  and amortization                                           (764,434)                 (696,089)
                                                         ------------              ------------
                                                         $  2,098,175              $  2,142,388
                                                         ============              ============

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5- PARTNERSHIP INTEREST AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM and The High Risk Opportunities Fund L.P. ("HRO"). Investment income from HRO was $17,444 for the year ended December 31, 1998. On September 1, 1998, HRO was placed in liquidation and Consulier's investment in HRO of $150,242 was written off as a loss.

 Additionally, the Company owns a 40% interest in BioSafe, LLC. Bio Safe, LLC's total assets at December 31, 1999 were approximately $458,000 and its total revenue was approximately $1,513,000 in 1999. The investment is recorded at $315,391 and $272,858 at December 31, 1999 and 1998, further, equity in income for 1999 and 1998 was $42,533 and $22,858, respectively.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                               1999              1998
                                               ----              ----

Cash                                        $20,991,314      $11,621,962
Due from brokers                             10,189,728        2,944,120
Securities owned                              1,720,440        3,591,044
Customer receivables                                 --        1,303,004
Investment in affiliate & other assets        9,456,624       10,981,669
                                            -----------      -----------
                                            $42,358,106      $30,441,799
                                            ===========      ===========
Due to brokers                              $   146,536      $ 1,407,922
Customer payables                            19,131,859        3,960,008
Securities sold under agreements
     to repurchase                              192,858          649,120
Other liabilities                               798,344               --
Anticipated partners'
    withdrawals                               2,970,199        1,524,643
                                            -----------      -----------
Total liabilities                            23,239,796        7,541,693

Partners' capital                            19,118,310       22,900,106
                                            -----------      -----------
                                            $42,358,106      $30,441,799
                                            ===========      ===========
Revenue                                     $34,076,024      $47,330,402
                                            ===========      ===========
Net income                                  $20,870,452      $27,104,105
                                            ===========      ===========
Consulier's share of
    AVM's Earnings                          $ 1,162,807      $ 1,355,012
                                            ===========      ===========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Consulier owned approximately 11% and 9% of AVM's capital as of December 31, 1999 and 1998. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 6% and 5% of AVM's earnings during 1999 and 1998, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

NOTE 6 -  NOTES AND BONDS PAYABLE

(A) CURRENT NOTES PAYABLE - BANKS

                                                                         DECEMBER 31,
                                                              --------------------------------
                                                              1999                        1998
                                                              ----                        ----
Note payable to bank, collateralized primarily
     by investment in AVM, guaranteed
     by the Chairman of the Board, President
     and CEO, maturing April 30, 2000.
     (See (a)(1) below)                                      $1,000,000                $       --

Note payable to bank,unsecured, guaranteed
     by the Chairman of the Board,
     President and CEO, due on demand
     (see (a)(1) below)                                       2,000,000                 1,500,000

Note  payable at prime plus 2 percent
      (10.25% at 12-31-99) to a bank affiliated
      by common ownership, collateralized by all
      the assets of the Automotive parts
      distribution segment, maturing May 1, 2001                167,681                   277,697
                                                             ----------                ----------
                                                             $3,167,681                $1,777,697
                                                             ==========                ==========


(A)(1) The $1,000,000 and $2,000,000 notes payable to bank bear interest at a floating rate computed as the Eurodollar rate applicable to such loan (6.66% at December 31, 1999) plus 2.10% and 1.90%, respectively.

(B) BONDS PAYABLE

Bonds payable are due in 2004 with interest of 8% per annum, payable quarterly. As part of an agreement with the holders of $175,000 of these bonds, the interest rate was reduced to 6% in the second quarter of 1993. In exchange for this interest rate reduction the expiration date of 70,000

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


warrants to purchase shares of the Company's common stock at a price of $1.71875 held by such bondholders,was extended to December 31, 1999 (see note 9(b)). On December 7, 1999 the expiration date of the warrants was extended to December 31, 2004. The fair market value of the 70,000 warrants at December 7, 1999 of approximately $77,700 (see Note 9(b)) has been recorded as original issue discount and will be amortized over the remaining term of the bonds payable.

No principal payments are due until maturity. The bonds are redeemable by Consulier at face value after June 30, 1994. On May 1, 1999, 8% Bonds totaling $420,000 were redeemed. The bonds are collateralized by land and building owned by Mosler (see Note 11(c)(1)), and machinery and equipment, personal property, and leasehold improvements owned by the Company.

(C) ADVANCES PAYABLE - RELATED PARTY

During 1998 Mr. Mosler advanced Consulier subsidiaries $2,453,000 of which $946,278 remained unpaid as of December 31, 1998. On May 1, 1999 Mosler's loans were paid in full. At December 31, 1999 Consulier owed Mr. Mosler $22,766.

NOTE 7 - LEASES

Consulier leases office space under a month-to-month lease. Rent expense charged to operations was $8,612 and $15,900 in 1999 and 1998, all of which was paid to related parties in both 1999 and 1998.

NOTE 8 - INCOME TAXES

Provisions for federal and state income tax (benefit) in the consolidated statements of operations consist of the following:

                                           Year ended December 31,
                                           -----------------------
                                             1999             1998
                                           ---------       -------
Current:
   Federal                                ($260,629)      $  60,083
   State                                    (61,746)         11,691
                                          ---------       ---------
                                           (322,375)         71,774
Deferred                                   (145,119)             --
                                          ---------       ---------
Total income tax provision (benefit)      ($467,494)      $  71,774
                                          =========       =========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                   1999            1998
                                                  ------           ------

Tax (benefit) provision at statutory rate ($381,712) $ 49,908 State income tax (benefit) net
 of federal tax effect                           (40,753)          7,716
Other                                            (45,029)         14,150
                                               ---------       ---------
Income tax (benefit)                           ($467,494)      $  71,774
                                               =========       =========


The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                               DECEMBER 31,
                            ------------------
                            1999          1998
                            ----          ----

Depreciation              $ 40,100      $     --
Allowance for
   doubtful accounts        24,500            --
Other                       51,400       (14,800)
Net operating loss
   carry forward            81,300            --
                          --------      --------
Total net deferred
   tax asset              $197,300      $(14,800)
                          ========      ========

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - STOCKHOLDERS' EQUITY

(A) STOCK OPTION PLANS

Consulier has established a Tandem Stock Option Plan (Tandem Plan) and an Incentive Stock Option Plan (Incentive Plan) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. ("MACC") (see note 11(c)(2)). Under the Tandem Plan, qualified and non-qualified options may be granted.

The Tandem Plan provides that an aggregate of 200,000 options to purchase shares of Consulier's common stock may be granted to officers, directors and other key employees of Consulier and MACC. The Incentive Plan provides that an aggregate of 100,000 options to purchase shares of Consulier's common stock may be granted to officers and other key employees of Consulier.The options under both plans are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and income (loss) per share as if compensation cost for the Company's employee stock option plan had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model. During 1999 and 1998 no options were granted, and under the accounting provisions of SFAS 123, the Company's net
(loss) income and (loss) income per share would not have changed to different pro forma amounts.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following summary sets forth activity under the plan for the years ended December 31:

                                         1999                                1998
                               ------------------------------     ------------------------------
                                                 WEIGHTED                            WEIGHTED
                                                  AVERAGE                            AVERAGE
                               SHARES          EXERCISE PRICE     SHARES          EXERCISE PRICE
                               ------          --------------     ------          --------------
Outstanding at
   Beginning of
   Year                            198,512         $   1.56      208,512         $        1.49

Granted                                 --            --              --                   --
Forfeited/Canceled                      --            --              --                   --
Exercised                               --            --          10,000                   .05
                                   -------         --------      -------         -------------
Outstanding and
   Exercisable at year end         198,512         $   1.56      198,512         $        1.56
                                   =======         ========      =======         =============

The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                                           WEIGHTED
         RANGE                              AVERAGE           WEIGHTED             OPTIONS            WEIGHTED
      OF EXERCISE       OPTIONS            REMAINING           AVERAGE         EXERCISABLE AT          AVERAGE
         PRICE        OUTSTANDING      CONTRACTUAL LIFE    EXERCISE PRICE        12/31/1999        EXERCISE PRICE
      ------------    -----------      ----------------    --------------        ----------        --------------
           $1.25         83,512                .50              $1.25               83,512               $1.25
           $1.50         80,000               2.00              $1.50               80,000               $1.50
           $2.19         10,000                .75              $2.19               10,000               $2.19
           $2.50         25,000               2.75              $2.50               25,000               $2.50
      -------------     -------               ----             ------              -------               -----
      $1.25 - $2.50     198,512               1.41             $ 1.56              198,512               $1.56
      =============     =======               ====             ======              =======               =====

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase 910,000 shares of its common stock at a purchase price of $1.71875 per share. A total of 800,000 of these warrants expired December 31, 1994. The expiration date of the remaining 110,000 warrants was extended to December 31, 1999 in exchange for a reduction in the interest rate on the bonds from 8% to 6%. During 1995 an additional 40,000 warrants were retired in conjunction with an early redemption of bonds. At December 31, 1999, 70,000 warrants remain outstanding. No warrants have been exercised to date. On December 7, 1999 the directors extended the expiration date of the remaining 70,000 warrants to December 31, 2004. Using the Black-Scholes option pricing model, the fair market value of the 70,000 warrants at the December 7, 1999 extension date was calculated as approximately $77,700 with the following aassumptions: 46% volatility, 4.5 years expected life, and a 5.86% risk free interest rate. The fair value of the warrants represents an original issue discount to be amortized over the remaining term of the bonds payable.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 1999 and 1998 totaled approximately $297,000 and $272,000, respectively. Cash paid for income taxes during 1999 and 1998 totaled approximately $107,000 and $68,000 respectively.

In connection with the extension of the expiration date on common stock warrants (see Notes 6(b) and 9(b), the estimated fair value of the warrants of $77,700 was recorded as original issue discount on bonds payable and additional paid-in capital.

NOTE 11 - RELATED PARTY TRANSACTIONS

(A) CASH ADVANCES

During 1999, Mosler and Consulier continued to incur certain joint costs and expenses incurred in the normal course of business. Mosler owed Consulier $1,091,054 and $964,875, due on demand, at December 31, 1999 and 1998 respectively, resulting from these transactions. Interest was paid on the outstanding balance at monthly LIBOR (6.47875% at December 31, 1999.)

(B) OTHER

For other related party transactions see Notes 5, 6, and 7.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(C) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                             DECEMBER 31,
                                       -------------------------
                                       1999                 1998
                                       ----                 ----

Mosler (see (c)(1) below)          $ 2,500,000          $ 2,500,000
Mosler Auto Care Center,
 Inc. (see (c)(2) below)               430,559              430,559
                                   -----------          -----------
                                     2,930,559            2,930,559
 Less excess of face
       amount of note over
       carrying cost of
       real estate                    (758,202)            (758,202)
                                   -----------          -----------
Notes receivable                   $ 2,172,357          $ 2,172,357
                                   ===========          ===========

Interest income relating to the above notes totaled $153,429 in 1999 and $164,149 in 1998.

(C)(1) SALE AND LEASEBACK OF  REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000. The note originally paid interest at 12%. In 1997, The Affiliated Transaction Committee approved a change in rate to one month LIBOR (6.47875% at December 31, 1999). Principal on the
note is payable at maturity in December 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

(C)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to Mosler Auto Care Center, Inc. ("MACC"), a company wholly owned by Mosler. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrued interest at an annual rate of 12% until November 1993 when the rate was reduced to one month LIBOR (6.47875% at December 31, 1999). The note provided for monthly payments of interest only for the first year. Monthly principal and interest payments of $16,338 were to be paid over the following five year period.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On October 31, 1993 MACC sold the automobile business to U.S. Electricar, Inc. ("Electricar") of Santa Rosa, California in exchange for 1,000,000 shares of Electricar restricted common stock, and production royalties payable over a fifteen year period. At the time of the sale, Consulier held an option to repurchase the automobile business at net book value. In exchange for waiving this option, MACC granted Consulier an option to purchase the 1,000,000 shares of Electricar restricted stock at a price of $.50 per share. Consulier will also receive any production royalty payments arising out of the sale. Electricar is currently unnder reorganization. No royalty payments have been received to date.

Principal payments on the MACC note were suspended in October 1993 when MACC sold the automobile business to Electricar. The note is payable on May 11, 2001, and has an outstanding balance of $430,558.

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                                                                  AS OF AND FOR THE
                                                                               YEAR ENDED DECEMBER 31,
                                                      1999                                 1998
                                                      ----                     ------------------------
REVENUES AND INVESTMENT INCOME:
Automotive parts distribution                       $3,016,377                         $2,656,178
Household and tool products                             51,833                             37,528
Investments                                          1,162,807                          1,372,456
Corporate                                                8,185                             19,338
                                                   -----------                        -----------
                                                    $4,239,202                         $4,085,500
                                                   ===========                        ===========
OPERATING PROFITS (LOSSES):
Automotive parts distribution                      $(1,431,082)                         $(274,634)
Household and tool products                           (416,043)                          (598,494)
Investments                                          1,162,807                          1,222,214
Corporate                                             (511,639)                          (405,907)
                                                   -----------                        -----------
                                                    (1,195,957)                           (56,821)
Interest, net                                          (82,708)                           (43,745)
Other                                                  155,984                            247,354
                                                   -----------                        -----------
(Loss) income before income taxes                  $(1,122,681)                          $146,788
                                                   ===========                        ===========
IDENTIFIABLE ASSETS:
Automotive parts distribution                       $3,630,019                         $4,742,313
Household and tool products                            782,824                            803,400
Investments                                          2,379,606                          2,337,073
Corporate                                            3,934,687                          3,337,645
                                                   -----------                        -----------
                                                   $10,727,136                        $11,220,431
                                                   ===========                        ===========

Approximately 10% of the Automotive parts distribution company's sales were to Transtar Industries in 1999 and Anchor Industries in 1998.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - (LOSS) EARNINGS PER SHARE


                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                         1999                   1998
                                                         ----                   ----
Numerator:
     Net (loss) income,
     numerator for basic and diluted
     (loss) earnings per share                       $  (655,187)         $    75,014

Denominator:
     Denominator for basic (loss) earnings
     per share - weighted - average shares             4,889,021            4,885,959

     Effect of dilutive securities:
       Stock options                                          --               54,441
       Warrants                                               --               11,520
                                                       ---------            ---------
     Dilutive potential common shares                         --               65,961

     Denominator for diluted (loss) earnings
     per share - adjusted weighted - average
     shares                                            4,889,021            4,951,920
                                                       =========            =========


Basic (loss) earnings per share                       $     (.13)         $       .02

Diluted (loss) earnings per share                     $     (.13)         $       .02

Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included in the computation of diluted (loss) earnings per share for both 1999 and 1998 because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options and warrants to purchase 233,512 shares of common stock at prices ranging from $1.25 to $1.72 per share were not included in the 1999 computation of diluted loss per share as the effect would be antidilutive.

NOTE 14 - ROYALTY AGREEMENT

In April 1996, the Company agreed to purchase and begin distribution of CRA-Z Soap, a hand cleaner designed for use by tradesmen. The Company agreed to pay $.50 per bar of soap royalty to the manufacturer upon sale of the product. Further, in exchange for this purchase and for agreeing to negotiate a financing agreement for manufacturing costs the manufacturer agreed to pay Southeast Automotive 3.5% of net sales of CRA-Z Soap. As sales through December 31, 1998 were minimal, no amounts of royalty expense or income were recorded by the Company under this agreement. On July 7, 1999 the Company settled its claims without litigation with the manufacturer and agreed to terminate the agreement.

                          CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 -  CAPITAL STOCK

During 1998, the company increased its authorized capital from 5,000,000 common shares to 25,000,000 common shares by amending its Articles of Incorporation.

Additionally, on April 6, 1998, the company approved a two-for-one split of its oustanding common shares effective April 15, 1998, in order to maintain its public float qualification for trading on the NASDAQ SmallCap Market. All share and per share data for all periods presented have been restated for the effect of such stock split.

NOTE 16 - CASUALTY LOSS

A casualty loss in the amount of $1,092,586 was caused by Hurricane Irene which made landfall in Miami (location of Southeast's facility) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The majority of the damage was to the CRA-Z Soap inventory, which was a direct result of the intense rain that caused substantial flooding.

The loss of $1,092,586 is reflected in the 1999 statement of operations as a casualty loss. The Company has begun litigation against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss. However, the insurance company is disputing the claim, therefore there can be no assurance that a recovery will be made, and if a recovery is made that it would be for the total amount of the loss.

NOTE 17 - DISGORGEMENT OF PROFIT ON SALE OF COMMON STOCK BY INSIDER

Section 16(b) of the Securities Exchange Act of 1934 calls for the disgorgement of any profits realized by insiders as a result of securities purchased and sold or sold and purchased within a six month period. The recovery provisions of
Section 16(b) constitute an absolute bar against profit. Pursuant to the provisions of Section 16(b) of the Securities Exchange Act of 1934, Warren B. Mosler, Chairman, has disgorged profits in the amount of $93,750 to the Company which he earned as a result of two trades in the Company's common stock in 1998. No such trades occurred during 1999.

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

10(j) Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)

10(k)         Purchase and Sale Agreement between Consulier and Warren B.
              Mosler regarding sale of real estate (2)

10(m) Promissory Note of Warren B. Mosler for $2,500,000 dated December 31, 1989 regarding sale of real estate (2)

10(n) Mortgage Indenture regarding Bonds and Class B Warrants dated June 30, 1989 (8)

10(o) Agreement between Mosler Auto Care Center, Inc., and Consulier dated October 31, 1993, relinquishing Consulier's option to repurchase the automobile business in exchange for option to purchase U.S. Electricar, Inc. restricted stock at $.50 per share, and for the right to future royalty payments (9)

10(p) Royalty Agreement, Covenant Not to Compete and Security Agreement between Mosler Auto Care Center, Inc., and U.S. Electricar, Inc., dated October 31, 1993 (9)

10(q) Employment Agreement dated May 16, 1994, between George E. Mount and Consulier wherein George E. Mount is hired as President and CEO for a term of two years (3)

10(r) Purchase and Royalty Agreement between Masters Marketing and Development, Inc., and Southeast Automotive Acquisition Corporation, dated April 11, 1996, concerning CRA-Z
              Soap hand cleaner. (3)

20 Notice of corporate action regarding election of new directors (4)

21            List of subsidiaries of Consulier (see page E-3)

27            Financial Data Schedule (for SEC use only)

99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)

-------------------------------------------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-18, effective May 25, 1989
(2) Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 1989, March 31, 1990 and April 17, 1998.
(3) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992, June 30, 1994, June 30, 1996 and June 30, 1998.
(4) Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 1990
(5) Incorporated by reference to Registrant's Current Report on Form 8-K filed March 1, 1991
(6) Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1989
(7) Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1991
(8) Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1993.
(9) Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.