Form 10QSB
period 2000-03-31
CONSULIER ENGINEERING INC
filed 2000-05-19
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-17756


                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                           59-2556878
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


2391 Old Dixie Highway, Riviera Beach, FL                        33404
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 842-2492
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


               169 Tequesta Drive, Suite 31E, Tequesta, FL 33469
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

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

AS OF MAY 17, 2000, THERE WERE 4,889,918 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         Page
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets as of March 31, 2000
         and December 31, 1999 ....................................................................       3

       Consolidated Statements of Operations for the
         three months ended March 31, 2000
         and 1999 .................................................................................       4

       Consolidated Statements of Cash Flows for the
         three months ended March 31, 2000
         and 1999 .................................................................................       5

       Notes to Consolidated Financial Statements .................................................       6


Item 2.  Management's Discussion and Analysis or
           Plan of Operation ......................................................................      10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................      14

Item 2.  Changes in Securities ....................................................................      14

Item 3.  Defaults upon Senior Securities ..........................................................      14

Item 4.  Submission of Matters to a Vote of Security Holders ......................................      14

Item 5.  Other Information ........................................................................      14

Item 6.  Exhibits and Reports on Form 8-K .........................................................      15

SIGNATURES ........................................................................................      16




                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            March 31,              December 31,
                                                              2000                     1999
                                                          ------------             ------------
                                                          (Unaudited)
 ASSETS

 CURRENT:
  Cash                                                    $     48,727             $     80,097
  Receivables, net                                             644,004                  496,204
  Receivables - related parties                              1,134,405                1,091,054
  Inventories (Note 2)                                       1,393,553                1,535,726
  Income taxes receivable                                      311,124                  311,124
  Other current assets                                          13,544                   10,094
                                                          ------------             ------------
        TOTAL CURRENT ASSETS                                 3,545,357                3,524,299

  Property and equipment, net                                2,090,056                2,098,175
  Limited partnership interests                              2,405,645                2,379,606
  Notes receivable - related parties                         2,172,357                2,172,357
  Non-current inventory (Note 2)                                    --                  311,000
  Deferred income taxes                                        329,289                  197,289
  Patents and other assets                                      39,652                   44,410
                                                          ------------             ------------
                                                          $ 10,582,356             $ 10,727,136
                                                          ------------             ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                           $    351,432             $    428,907
  Notes payable - banks                                      3,137,681                3,167,681
  Advances payable - related parties                           200,818                   22,766
                                                          ------------             ------------
        TOTAL CURRENT LIABILITIES                            3,689,931                3,619,354

  Bonds payable                                                781,185                  777,300
                                                          ------------             ------------
        TOTAL LIABILITIES                                    4,471,116                4,396,654

 STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value:
    Authorized -- 25,000,000 shares;
    Issued -- 5,137,066 shares                                  51,371                   51,371
  Additional paid-in capital                                 3,034,772                3,034,772
  Retained earnings                                          3,493,460                3,712,702
                                                          ------------             ------------
                                                             6,579,603                6,798,845

  Less treasury stock at cost - 247,148 shares                (468,363)                (468,363)
                                                          ------------             ------------

        TOTAL STOCKHOLDERS' EQUITY                           6,111,240                6,330,482
                                                          ------------             ------------

                                                          $ 10,582,356             $ 10,727,136
                                                          ============             ============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 2000 and 1999


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                ------------------------------
                                                                   2000                  1999
                                                                ---------             ---------
                                                                          (Unaudited)
REVENUES:
  Net sales                                                     $ 785,997             $ 723,071
                                                                ---------             ---------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                              425,761               391,110
  Selling, general and administrative                             515,636               582,453
                                                                ---------             ---------

                                                                  941,397               973,563
                                                                ---------             ---------

    Operating loss                                               (155,400)             (250,492)
                                                                ---------             ---------
OTHER INCOME (EXPENSE):
 Investment income - related party                                336,369               405,310
 Interest income - related parties                                 60,100                50,498
 Interest expense - other                                         (76,417)              (50,989)
 Casualty loss (Note 2)                                          (537,826)                   --
 Other income (expense)                                            21,932                (6,183)
                                                                ---------             ---------

                                                                 (195,842)              398,636
                                                                ---------             ---------

(Loss) income before income taxes                                (351,242)              148,144
Income tax (benefit) provision                                   (132,000)               45,734
                                                                ---------             ---------

Net (loss) income                                               ($219,242)            $ 102,410
                                                                =========             =========

Basic and diluted (loss) earnings per share (Note 4)            $   (0.04)            $    0.02
                                                                =========             =========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 1999


                                                                            Three Months Ended
                                                                                March 31,
                                                                     -------------------------------
                                                                        2000                  1999
                                                                     ---------             ---------
                                                                               (Unaudited)
OPERATING ACTIVITIES:

Net (loss) income                                                    $(219,242)            $ 102,410
Adjustments to reconcile net (loss) income to net
  Cash used in operations:
  Depreciation                                                          27,365                28,830
  Amortization                                                           8,643                 4,758
  Casualty loss                                                        537,826                    --
  Deferred Income Taxes                                               (132,000)                   --
  Investment income - related party                                   (336,369)             (405,310)
  Changes in operating assets and liabilities:
    (Increase) in receivables and other current assets                (147,767)              (65,385)
    Decrease (increase) in inventories                                 (84,653)              (14,782)
    (Increase) decrease in patents and other assets                     (3,450)                1,757
    (Decrease) increase  in accounts payable and accruals              (77,475)               94,525
    Increase in income taxes payable                                        --                25,734
                                                                     ---------             ---------

NET CASH USED IN OPERATIONS                                           (427,122)             (227,463)
                                                                     ---------             ---------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                (19,246)             (110,579)
  Distributions from partnership interest                              292,985               359,796
  Investment in limited partnerships                                   (26,039                22,858
                                                                     ---------             ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                              247,700               272,075
                                                                     ---------             ---------

FINANCING ACTIVITIES:
  Net borrowings and repayments of bank and other loans                (30,000)              487,668
  Net borrowings, related parties                                      178,052              (401,278)
                                                                     ---------             ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              148,052                86,390
                                                                     ---------             ---------

(DECREASE) INCREASE IN CASH                                            (31,370)              131,002
CASH, BEGINNING OF PERIOD                                               80,097               265,952
                                                                     ---------             ---------

CASH, END OF PERIOD                                                  $  48,727             $ 396,954
                                                                     =========             =========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory that management estimates will take more than one year to sell is classified as non-current. Major classes of inventory are summarized as follows:

                                   March 31,             December 31,
                                     2000                    1999
                                 -----------             -----------
Raw materials                    $    92,250             $    95,788
CRA-Z Soap                             2,390                 217,861
Finished goods                     1,392,913               1,316,077
Obsolescence reserve                 (94,000)                (94,000)
                                 -----------             -----------
                                 $ 1,393,553             $ 1,535,726
                                 ===========             ===========

Non-Current Inventory                     --             $   311,000
                                 ===========             ===========


The non-current portion of inventory at December 31, 1999 consists of $311,000 of CRA-Z soap, which the company believed would take longer than one year to sell.

The company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant and suffered other damage during October 1999. For the year ended December 31, 1999, management estimated and recorded losses due to Hurricane Irene of approximately $1,092,000. Upon further inspection and evaluation of the CRA-Z Soap inventory, management estimates that an additional $537,836 of CRA-Z Soap representing all of the remaining CRA-Z Soap located at Southeast Automotive is unsaleable. The $537,826 change in estimate is recorded as a casualty loss for the three months ended March 31, 2000 in the accompanying Consolidated Statement of Operations.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe, LLC. These investments are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):


                                     Three Months Ended
                                         March  31,
                                --------------------------
                                  2000               1999
                                -------            -------
Revenue                         $ 7,801            $11,588
Costs and expenses                3,843              4,009
                                -------            -------
Net income                      $ 3,958            $ 7,579
                                =======            =======
Consulier's share of
       earnings                 $   336            $   405


Consulier owned approximately 10% and 9% of AVM's capital as of March 31, 2000 and 1999. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 9% and 5% of AVM's earnings at March 31, 2000 and 1999, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)




NOTE 4. (LOSS) EARNINGS PER SHARE

                                                                  Three Months Ended
                                                                     March 31,
                                                        -----------------------------------
                                                            2000                   1999
                                                        -----------             -----------
Numerator:
   Net (loss) income,
   numerator for basic and diluted
   (loss) earnings per share                            $  (219,242)            $   102,410

Denominator:
   Denominator for basic (loss) earnings
   per share, weighted - average shares                   4,889,918               4,888,918

   Effect of dilutive securities:
     Stock options                                               --                  12,545
     Warrants                                                    --                      --
                                                        -----------             -----------
Dilutive potential common shares                                 --                  12,545

     Denominator for diluted (loss) earnings
     per share, adjusted weighted -
     average shares                                       4,889,918               4,901,463
                                                        ===========             ===========

     Basic (loss) earnings per share                    $     (0.04)            $      0.02

     Diluted (loss) earnings per share                  $     (0.04)            $      0.02



Options to purchase 35,000 shares of common stock at prices ranging from $2.19 to $2.50 per share were not included for both three month periods ended March 31, 2000 and 1999 in the computation of diluted (loss) earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options and warrants to purchase 233,512 shares of common stock at prices ranging from $1.25 to $1.72 per share were not included in the March 31, 2000 computation of diluted loss per share as the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced a decrease in net income for the first quarter of 2000. Net income decreased $321,652 or 314% to a loss of ($219,242) from income of $102,410 in 1999. Revenues increased 9% or $62,926 in the first quarter of 2000 compared to 1999. Cost of goods sold increased a similar 9% in the first quarter of 2000 compared to 1999. Selling, general and administrative expenses decreased $66,817 and the operating loss decreased $95,092 to $155,400 in the first quarter of 2000.

Net sales of the Company's Southeast Automotive parts distribution segment represent 99% of Consulier's net sales. Sales for this segment increased 12% or $82,422 to $778,246 in 2000 compared to $695,824 in the first quarter of 1999. Selling, general and administrative expenses were $368,195 in 2000 compared to $361,205 in 1999, an increase of $6,990. Other income/expense increased $21,191 in the first quarter of 2000 due primarily to an increase in interest expense of 2000. A casualty loss of $537,826 was recorded in the first quarter. During this quarter it was determined that the remaining current and non-current inventory of CRA-Z Soap which was previously estimated to be undamaged or saleable as new was in fact damaged as a result of Hurricane Irene in October 1999. The product's unique fragrance was severely impaired by the conditions that were a result of the hurricane. The automotive parts distribution segment experienced a loss before taxes of ($620,660) in 2000 compared to a loss before taxes of ($90,582) in the first quarter of 1999.

In April 1997 Consulier contracted to purchase six patents for tool and ladder related products. A wholly owned subsidiary was formed, C-6 Products, Inc., to develop, manufacture, sell and distribute the products. This is the Household and Tool products segment. In the first quarter of 2000 this segment lost ($54,815) compared to a loss in the first quarter of 1999 of ($124,032). The major reductions were in marketing and legal expenditures. In the first quarter of 2000 this segment had revenues of $5,843 compared to $24,786 in 1999. Selling, general and administrative expenses were $17,726 in 2000 compared to $105,893 in the first quarter of 1999.

Investment income from Consulier's AVM limited partnership interest was $336,369 in 2000, a decrease of 17% from 1999 income of $405,310. The first quarter of 2000 annualized return on investments was 65% compared to 78% in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, Consulier's cash totaled $48,727 as compared to $80,097 at December 31, 1999. During the quarter, Consulier's cash decreased $31,370. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 2000 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first quarter of 2000 and management is seeing an improvement in sales due to the hiring and training of new salespeople, strengthening of existing product lines, and increased marketing and promotion.

As a result of the hurricane damage to the CRA-Z soap inventory, marketing and sales efforts have been curtailed, thus sales of CRA-Z Soap have fallen in the first quarter of 2000. The CRA-Z Soap inventory was damaged as a result of the hurricane and is not saleable. Management has been working on changing the packaging and expects a new shipment of soap to arrive in July, 2000.

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

In 1999, the sales and marketing agreement with Consulier's agent was terminated due to pre-established sales quotas not being achieved. The Tool Topper(TM) will be marketed by the in house sales personnel at Consulier, until a new network of sales representatives is developed sometime in 2000. C-6 Products, Inc. has received a vendor number and initial purchase order from Kmart for the sale of the Paint & Decorating Ladder Top Workstation. The initial order of approximately 400 units or $4,800 was shipped to the Kmart regional distribution centers in March, 2000.

In October 1997, Consulier purchased a 40% equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("BioSafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides.

Recent public concern over environmental practices and the effect of toxic chemicals on the environment are producing increasing pressure on agricultural concerns to limit their use. BioSafe uses peroxygen chemistry as a pesticide, algaecide and fungicide. Peroxigen chemistry uses the power of free radical oxidation to kill all forms of microorganisms that may be pathogenic to plants, without causing harm to the plant. Peroxygens immediately biodegrade upon reacting with either microorganisms or organic material such as soil, into components of oxygen and water leaving behind no toxic residues.

BioSafe's initial product, ZeroTol(TM), utilizes a formulation using peroxygens as the principal active ingredients. No other company currently has or has requested a US EPA registration for the use of peroxygens for these purposes. BioSafe's federal EPA registration for its ZeroTol(TM) product was received in 1999 permitting its use on ornamental plants and turf applications. Additionally, the U.S. Patent Office granted a patent for ZeroTol(TM).

BioSafe, based in Glastonbury, CT, completed a profitable year in 1999 with the introduction of ZeroTol Algaecide/Fungicide to the commercial greenhouse, nursery and turf industries.

ZeroTol has been well received by professional growers and golf course superintendents across the country. BioSafe introduced a new class of pesticide chemistry to these markets that utilizes the power of peroxygen oxidation to clean plant tissue of both disease organisms and the spores that propagate these organisms. ZeroTol is the only product labeled for Horticulture that is capable of deactivating algae, bacterial and fungal spores on contact.

BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In additional, BioSafe has established distribution in Central and South America. Product registrations have been secured in Costa Rica, Colombia and Ecuador.

BioSafe will be introducing two new products in 2000 to both the horticultural industry as well as general agriculture. The first product is trademarked as OxiDate(TM) Bactericide/Fungicide and is labeled for applications to major high value food crops such as potatoes, leafy vegetables, apples, citrus, stone fruits, grapes and bananas. BioSafe will concentrate its efforts at expanding its distribution network to cover a broad-spectrum distribution into the agricultural markets and will utilize some of the already established distributors who now carry ZeroTol to accomplish this.

BioSafe will also introduce TerraCare Algaecide/Fungicide for use in the commercial greenhouse/nursery and turf markets. The granular formulation introduces a new class of peroxygen chemistry that is capable of both killing and inhibiting algae as well as bacterial and fungal organisms. The TerraCare product is completely biodegradable into components of oxygen, carbon dioxide and calcium carbonate (Lime). The existing BioSafe distributors will also distribute TerraCare.

BioSafe is expected to continue to grow at a slow and steady pace.

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

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2000, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

On October 15, 1999, the Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The Company has begun litigation (Consulier Engineering, Inc. vs American States Insurance Company filed in Circuit Court of the Fifteenth Judicial Circuit Court in Palm Beach County on February 1, 2000) against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss. However, the insurance company is disputing the claim, therefore there can be no assurance that a recovery will be made, and if a recovery is made that it would be for the total amount of the loss.

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2000 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 2000, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the first quarter of 2000, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     EXHIBIT      DESCRIPTION
     -------      -----------

       27         Financial Data Schedule (for SEC use only)


(b)  CURRENT REPORTS ON FORM 8-K

Form 8-K dated February 23, 2000, Item 6, reporting resignation of one of registrant's directors and Item 7, letter of resignation.

                                   SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              CONSULIER ENGINEERING, INC.
                                                    (Registrant)




                                              By: /s/  Ralph D. Butler
                                                  ---------------------------
Date: May 18, 2000                                Ralph D. Butler
                                                  Secretary/Treasurer
                                                  Chief Financial Officer