Form 10QSB
period 2000-06-30
CONSULIER ENGINEERING INC
filed 2000-08-18
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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


              2391 Old Dixie Highway, Riviera Beach, Fl 33404-5456
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (561) 842-2492
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

AS OF AUGUST 11, 2000, THERE WERE 4,951,150 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                        Page
                                                                                                        ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance Sheets as of
         June 30, 2000 (Unaudited)
         and December 31, 1999 ...................................................................       3

        Consolidated Statements of Operations for
         the three and six month periods ended June 30,
         2000 and 1999 (Unaudited) ...............................................................       4

        Consolidated Statements of Cash Flows for the
         six months ended June 30, 2000
         and 1999 (Unaudited) ....................................................................       5

        Notes to Consolidated Financial
         Statements (Unaudited) ..................................................................       6


Item 2.  Management's Discussion and Analysis
          or Plan of Operation ...................................................................      10


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................      13

Item 2.  Changes in Securities ...................................................................      13

Item 3.  Defaults upon Senior Securities .........................................................      13

Item 4.  Submission of Matters to a Vote of Security
          Holders ................................................................................      13

Item 5.  Other Information .......................................................................      13

Item 6.  Exhibits and Reports on Form 8-K ........................................................      14

SIGNATURES .......................................................................................      15


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                 ------------       ------------
                                                                 (Unaudited)
                                     ASSETS

CURRENT:
  Cash                                                           $    109,412       $     80,097
  Receivables, net                                                    650,051            496,204
  Receivables - related parties                                     1,186,598          1,091,054
  Inventories  (Notes 2 and 5)                                      1,194,365          1,535,726
  Other current assets                                                 15,279             10,094
                                                                 ------------       ------------

        TOTAL CURRENT ASSETS                                        3,155,705          3,213,175

Property and equipment, net  (Note 5)                               1,614,969          2,098,175
Limited partnership interests  (Note 3)                             2,454,570          2,379,606
Notes receivable - related parties                                  2,172,357          2,172,357
Non-current inventory (Note 2)                                             --            311,000
Other assets                                                          797,604            552,823
                                                                 ------------       ------------
                                                                 $ 10,195,205       $ 10,727,136
                                                                 ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                  $    454,530       $    428,908
  Notes payable - banks                                             3,107,111          3,167,681
  Advances payable - related parties                                       --             22,766
                                                                 ------------       ------------

        TOTAL CURRENT LIABILITIES                                   3,561,641          3,619,355


  Bonds payable                                                       785,070            777,300
                                                                 ------------       ------------


        TOTAL LIABILITIES                                           4,346,711          4,396,655
                                                                 ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued - 5,198,298 shares in 2000 and 5,137,066 in 1999            51,983             51,371
  Additional paid-in capital                                        3,110,699          3,034,772
  Retained earnings                                                 3,230,715          3,712,701
                                                                 ------------       ------------
                                                                    6,393,397          6,798,844

Less: Treasury stock at cost - 247,148 shares                        (468,363)          (468,363)
      Notes receivable - sale of stock (Note 4)                       (76,540)                --
                                                                 ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                  5,848,494          6,330,481
                                                                 ------------       ------------
                                                                 $ 10,195,205       $ 10,727,136
                                                                 ============       ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                          -----------------------------       -----------------------------
                                                              2000              1999              2000              1999
                                                          -----------       -----------       -----------       -----------
REVENUES:
  Net sales                                               $   895,863       $   823,058       $ 1,681,860       $ 1,546,129
                                                          -----------       -----------       -----------       -----------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                          533,173           427,259           958,934           818,369
  Selling, general and administrative                         467,558           632,196           983,194         1,214,649
  Research and development expense                                 --            11,545                --            11,545
  Provision for inventory losses (Note 5)                     266,255                --           266,255                --
  Loss on impaired assets (Note 5)                            472,727                --           472,727                --
                                                          -----------       -----------       -----------       -----------

                                                            1,739,713         1,071,000         2,681,110         2,044,563
                                                          -----------       -----------       -----------       -----------

    Operating  loss                                          (843,850          (247,942)         (999,250)         (498,434)
                                                          -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
 Investment income - related party                            375,839           302,123           712,208           707,433
 Interest income - related parties                             66,058            49,531           126,158           100,029
 Interest expense - other                                     (85,401)          (70,031)         (161,818)         (121,020)
 Casualty loss                                                     --                --          (537,826)               --
 Other income                                                  67,419            15,831            89,351             9,648
                                                          -----------       -----------       -----------       -----------
                                                              423,915           297,454           228,073           696,090
                                                          -----------       -----------       -----------       -----------

(Loss) income before income taxes                            (419,935)           49,512          (771,177)          197,656
Income tax (benefit) provision                               (157,191)           28,644          (289,191)           74,378
                                                          -----------       -----------       -----------       -----------

Net (loss) income                                         $  (262,744)      $    20,868       $  (481,986)      $   123,278
                                                          ===========       ===========       ===========       ===========

Basic and diluted (loss) earnings per share (Note 4)      $     (0.05)      $      0.00       $     (0.10)      $      0.03
                                                          ===========       ===========       ===========       ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                             -----------------------------
                                                                 2000              1999
                                                             -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income                                            $  (481,986)      $   123,278
Adjustments to reconcile net (loss) income to net
 Cash used by operations:
  Depreciation                                                    58,122            57,661
  Amortization                                                    31,346             9,516
  Casualty loss                                                  537,826                --
  Impairment loss                                                472,727                --
  Deferred income taxes                                         (289,191)               --
  Investment income - related party                             (712,208)         (707,433)
  Changes in operating assets and liabilities:
   Increase in receivables and other current assets             (254,577)         (228,230)
   Decrease (increase) in inventories                            114,535          (104,082)
   Decrease  in other assets                                      20,831             5,871
   Increase in accounts payable and accruals                      25,625           194,464
   Increase in income taxes payable                                   --            54,378
                                                             -----------       -----------

NET CASH USED BY OPERATIONS                                     (476,950)         (594,577)
                                                             -----------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions          (47,643)          (90,156)
  Distributions from partnership interest                        637,244           657,871
  Investment in limited partnerships                                  --            22,858
                                                             -----------       -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                        589,601           590,573
                                                             -----------       -----------

FINANCING ACTIVITIES:

  Net (repayments) advances of bank and other loans              (60,570)        1,447,668
  Repayments borrowings of related parties                       (22,766)         (946,278)
  Redemption of corporate bonds                                       --          (420,000)
                                                             -----------       -----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                 (83,336)           81,390
                                                             -----------       -----------

INCREASE IN CASH                                                  29,315            77,386
CASH, BEGINNING OF PERIOD                                         80,097           265,952
                                                             -----------       -----------

CASH, END OF PERIOD                                          $   109,412       $   343,338
                                                             ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Outstanding options to purchase 61,232 shares of the Company's common stock were exercised during the three months ended June 30, 2000. In lieu of cash these option holders issued $76,540 of notes payable to the Company for the exercise of the options with a term up to five years with interest at 8%.


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month and six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform with the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation ("Southeast"),Consulier Business Services, Inc., and C-6 Products Inc. All intercompany balances and transactions have been eliminated.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory that management estimated would take more than one year to sell was classified as non-current. Major classes of inventory are summarized as follows:

                                   June 30,       December 31,
                                    2000             1999
                                -----------       -----------

     Raw materials              $    35,298       $    95,788
     CRA-Z Soap                       5,351           217,861
     Finished goods               1,247,716         1,316,077
     Obsolescence reserve           (94,000)          (94,000)
                                -----------       -----------
                                $ 1,194,365       $ 1,535,726
                                ===========       ===========

     Non-Current Inventory      $        --       $   311,000
                                ===========       ===========


The non-current portion of inventory at December 31, 1999 consists of $311,000 of CRA-Z Soap, which the Company believed would take longer than one year to sell.

The Company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant and suffered other damage during October 1999. For the year ended December 31, 1999, management estimated and recorded losses due to Hurricane Irene of approximately $1,092,000. Upon further inspection and evaluation of the CRA-Z Soap inventory, management estimated that an additional $537,826 of CRA-Z Soap representing all of the remaining CRA-Z Soap located at Southeast Automotive was unsaleable. The $537,826 change in estimate was recorded as a casualty loss during the three months ended March 31, 2000.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe, LLC. These investments are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                    Three Months Ended          Six Months Ended
                                         June 30,                  June 30,
                                   --------------------      --------------------
                                     2000         1999         2000         1999
                                   -------      -------      -------      -------
     Revenues                      $ 8,810      $ 9,431      $16,611      $21,019
     Costs and expenses              4,154        3,783        7,997        7,792
                                   -------      -------      -------      -------


     Net income                    $ 4,656      $ 5,648      $ 8,614      $13,227
                                   =======      =======      =======      =======

     Company's share of
       Net income                  $   376      $   302      $   712      $   707
                                   =======      =======      =======      =======



Consulier owned approximately 10% and 9% of AVM's capital as of June 30, 2000 and 1999. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 5% of AVM's earnings at June 30, 2000 and 1999, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4. (LOSS) EARNINGS PER SHARE

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                   -----------------------------      -----------------------------
                                                       2000              1999             2000              1999
                                                   -----------       -----------      -----------       -----------
     Numerator:
     Net (loss)income,
     Numerator for basic and diluted
      (loss) earnings per share                    $  (262,744)      $    20,868      $  (481,986)      $   123,278

     Denominator:
      Denominator for basic (loss) earnings
      Per share, weighted-average shares             4,930,962         4,888,918        4,906,357         4,888,918

     Effect of dilutive securities:
      Stock options                                         --                --               --                --
      Warrants                                              --            10,617               --             5,742
                                                   -----------       -----------      -----------       -----------
     Dilutive potential common shares                       --            10,617               --             5,742

      Denominator for diluted (loss) earnings
      Per share, adjusted weighted -
      Average shares                                 4,930,962         4,899,535        4,906,357         4,894,660
                                                   ===========       ===========      ===========       ===========

      Basic (loss) earnings per share              $     (0.05)      $      0.00      $     (0.10)      $      0.03

      Diluted (loss) earnings per share            $     (0.05)      $      0.00      $     (0.10)      $      0.03



Options to purchase 61,232 shares of the Company's common stock were exercised in the second quarter of 2000. In lieu of cash, the option holders issued notes payable to the Company, totalling $76,540, for a term of up to five years with interest at 8% for the exercise of the options. The Company is holding the stock certificates as collateral. Also during the quarter 32,280 stock options expired unexercised.

Options to purchase 25,000 shares of the Company's common stock at prices ranging from $2.19 to $2.50 per share were not included for both three and six month periods ended June 30, 2000 in the computation of diluted loss per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options and warrants to purchase 150,000 shares of the Company's common stock at prices ranging from $1.50 to $1.72 per share were not included in the June 30, 2000 computation of diluted loss per share as the effect would be antidilutive.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 5. - INVENTORY AND IMPAIRED ASSET LOSSES

During June 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation) management determined that the remaining inventory should be written down by $266,255, and the tooling for the product had suffered an impairment loss of $472,727. Both losses are recorded in the accompanying Consolidated Statement of Operations for the three months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced a net loss of ($481,986) for the first half of 2000 versus net income of $123,278 for the first half of 1999. The second quarter of 2000 resulted in a net loss of ($262,744) versus net income of $20,868 for the second quarter of 1999.

The second quarter 2000 loss is the result of taking maximum allowable inventory and tooling writedowns for C-6 Products, Inc. (Tool Topper Laddertop Workstation) totalling $738,982. A casualty loss of $537,826 was recorded in the first quarter of 2000. During that quarter it was determined that the remaining current and non-current inventory of CRA-Z Soap that was damaged as a result of Hurricane Irene in October 1999 was written down. Inventory writedowns, casualty loss and tooling impairments for the first six months of 2000 totaled $1,276,808 and represent nearly all of the CRA-Z Soap inventory and all C-6 Products inventory and tooling.

For the first six months of 2000 sales for Southeast Automotive, the Company's automotive parts distribution segment, increased 12% to $1,671,279 versus same period 1999, while selling, general and administrative expenses decreased 16% to $641,535 versus same period 1999.

For the second quarter of 2000 sales for Southeast Automotive increased 12% to $893,033 while selling, general and administrative expenses decreased 31% to $273,340 versus same period of 1999.

These improvements are the direct result of following the recommendations of outside management consultants retained during the second half of 1999. Management expects continued progress as revenues increase, expenses decrease, and no further writedowns are anticipated.

Investment income from Consulier's AVM limited partnership interest was $712,208 in the first six months of 2000. In the six month period of 1999, investment income was $707,433. In the second quarter of 2000 investment income was $375,839 compared to $302,123, in the second quarter of 1999.

For the six months ended June 30, 2000 income before income taxes for Consulier, before one time losses on impaired assets, provision for inventory loss, and casualty loss, would have been $505,631, or $0.10 basic earnings per share, instead of a ($771,177) loss. For the second quarter of 2000 income before income taxes would have been $319,047, or $0.06 basic earnings per share without the one time charges instead of a loss of ($419,935).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, Consulier's cash totaled $109,412 as compared to $80,097 at December 31, 1999. During the six month period, Consulier's cash increased $29,315. The Company has utilized cash flows from its limited partnership investment in AVM, supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

The ability of Consulier to continue to generate cash flow to support its operating requirements currently depends on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Additionally, management is expecting the other operations to be cash flow positive by the end of the year.

FUTURE OUTLOOK

Based on AVM's current operations and operating results, Consulier expects continued returns in 2000 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first six months of 2000 and management expects a continued increase in sales for the remainder of 2000.

CRA-Z Soap sales have been minimal in 2000 due to the inventory loss at Southeast as a result of hurricane Irene in 1999. The company expects to receive its initial shipment of new inventory of CRA-Z Soap in early September of 2000. An aggressive sales and marketing effort for CRA-Z Soap is scheduled to begin in September 2000. Based on initial market response to its revised product, pricing, and packaging arrangements, the company expects to exceed $100,000 per month in gross sales by February 2001.

During the second quarter 2000 Consulier's Chairman and CEO Warren B. Mosler granted the company the option to purchase 800,000 units of Entertainment Systems Technology, LLC ("EST") of Huntington Beach, CA. The units have an exercise price of $5.00 and expire on April 30, 2005. EST is the owner of the FunPad(TM) a hand held wireless personal entertainment device that operates with interactive content provided by the FunPad(TM) Entertainment Network. The FunPad(TM) brings advertisers messages to a captive audience when they are out of home. FunPad (TM) can be currently found at outlets including Denny's, TGI Friday's, National Sports Grill, Mongolian Barbeque and McDonalds with advertisers such as Minute Maid, Nestle, Blockbuster, Coca-Cola, and Master Card. The unit includes a color screen, printer, video camera, speakers, and a joy stick. The FunPad(TM) is full of features to entertain viewers and delivers high impact, multi-media advertising.

In October 1997, Consulier purchased a minority equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("BioSafe"). BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. The company's products include Zero Tol, and Terra Clean which are used in the Horticulture, Turf Management, Home and Garden, and Potato Storage markets.

Through July 2000, BioSafe has generated revenues of $1,300,000 and estimates that total sales for 2000 will be $1,720,000 compared to $1,512,973 for 1999. Consulier recorded income totaling $42,533 in 1999 from its 40% equity interest in BioSafe. BioSafe projects sales will be $2,850,000 in 2001 and $3,850,000 in 2002.

The assets of C-6 Products, Inc. were written off in the second quarter of 2000, with the exception of cash and prepaid insurance. Consulier does not anticipate any major expenditures associated with Tool Topper Ladder Top Workstation in the future.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2000, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

On October 15, 1999, the Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The Company has begun litigation (Consulier Engineering, Inc. vs American States Insurance Company filed in Circuit Court of the Fifteenth Judicial Circuit Court in Palm Beach County on February 1, 2000) against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss. The legal counsel for Consulier feels there is a high degree of probability of success in the outcome of the legal proceedings against the Insurance company. However, the insurance company is disputing the claim, therefore there can be no assurance that a recovery will be made, and if a recovery is made it would be for the total amount of the loss.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2000 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 2000, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the second quarter of 2000, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

           Exhibit       Description
           -------       -----------

              27         Financial Data Schedule (for SEC use only)


(b) CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONSULIER ENGINEERING, INC.
                                              (Registrant)



                                              By: /s/ Ralph D. Butler
                                                  -----------------------
Date:  August 17, 2000                            Ralph D. Butler
                                                  Secretary/Treasurer
                                                  Chief Financial Officer