Form 10QSB
period 2000-09-30
CONSULIER ENGINEERING INC
filed 2000-11-20
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30,2000

    [ ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       -------------

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

              2391 OLD DIXIE HIGHWAY, RIVIERA BEACH, FL 33404-5456
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 842-2492
                           ---------------------------
                           (Issuer's telephone number)

        -----------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

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

AS OF NOVEMBER 9, 2000, THERE WERE 4,951,150 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION


                                                                                               PAGE
                                                                                               ----
Item 1.  Financial Statements

        Consolidated Balance Sheets as of September 30,2000 (Unaudited)
         and December 31, 1999..................................................................  3

        Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 (Unaudited) .................................  4

        Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 and 1999 (Unaudited) ...............................................  5

        Notes to Consolidated Financial  Statements (Unaudited) ................................  6


Item 2.  Management's Discussion and Analysis or Plan of Operation.............................. 10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................... 13

Item 2.  Changes in Securities.................................................................. 13

Item 3.  Defaults upon Senior Securities........................................................ 13

Item 4.  Submission of Matters to a Vote of Security Holders.................................... 13

Item 5.  Other Information...................................................................... 13

Item 6.  Exhibits and Reports on Form 8-K....................................................... 14

SIGNATURES...................................................................................... 15


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          2000               1999
                                                                      ------------       ------------
                                                                      (UNAUDITED)
                              ASSETS

CURRENT:
  Cash                                                                $    134,426       $     80,097
  Receivables, net                                                         565,820            496,204
  Receivables - related parties                                          1,240,716          1,091,054
  Inventories  (Notes 2 and 5)                                           1,190,992          1,535,726
  Other current assets                                                      20,952             10,094
                                                                      ------------       ------------
        TOTAL CURRENT ASSETS                                             3,152,906          3,213,175

Property and equipment, net  (Note 5)                                    1,601,809          2,098,175
Limited partnership interests  (Note 3)                                  2,417,306          2,379,606
Notes receivable - related parties                                       2,172,357          2,172,357
Non-current inventory (Note 2)                                                  --            311,000
Other assets                                                               768,372            552,823
                                                                      ------------       ------------
                                                                      $ 10,112,750       $ 10,727,136
                                                                      ============       ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                       $    329,760       $    428,908
  Notes payable - banks                                                  3,077,787          3,167,681
  Advances payable - related parties                                        18,887             22,766
                                                                      ------------       ------------
        TOTAL CURRENT LIABILITIES                                        3,426,434          3,619,355


  Bonds payable                                                            788,955            777,300
                                                                      ------------       ------------
        TOTAL LIABILITIES                                                4,215,389          4,396,655
                                                                      ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock of $.01 par value:
    Authorized -- 25,000,000 shares;
    Issued - 5,198,298 shares in 2000 and 5,137,066 in 1999                 51,983             51,371
  Additional paid-in capital                                             3,110,700          3,034,772
  Retained earnings                                                      3,279,581          3,712,701
                                                                      ------------       ------------
                                                                         6,442,264          6,798,844

Less: Treasury stock at cost - 247,148 shares                             (468,363)          (468,363)
          Notes receivable - sale of stock  (Note 4)                       (76,540)                --
                                                                      ------------       ------------
        TOTAL STOCKHOLDERS' EQUITY                                       5,897,361          6,330,481
                                                                      ------------       ------------
                                                                      $ 10,112,750       $ 10,727,136
                                                                      ============       ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -----------------------------       -----------------------------
                                                              2000              1999              2000              1999
                                                          -----------       -----------       -----------       -----------
REVENUES:
  Net sales                                               $   708,672       $   823,665       $ 2,390,532       $ 2,369,794
                                                          -----------       -----------       -----------       -----------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                          409,147           454,526         1,368,081         1,272,895
  Selling, general and administrative                         412,812           599,265         1,396,006         1,813,914
  Research and development expense                                 --                --                --            11,545
  Provision for inventory losses (Note 5)                          --                --           266,255                --
  Loss on impaired assets (Note 5)                                 --                --           472,727                --
                                                          -----------       -----------       -----------       -----------
                                                              821,959         1,053,791         3,503,069         3,098,354
                                                          -----------       -----------       -----------       -----------
    Operating  loss                                          (113,287          (230,126)       (1,112,537)         (728,560)
                                                          -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
 Investment income - related party                            196,777           218,377           908,985           925,810
 Interest income - related parties                             71,642            53,443           197,800           153,472
 Interest expense - other                                     (78,794)          (79,046)         (240,612)         (200,066)
 Casualty loss (Note 2)                                            --                --          (537,826)               --
 Other income                                                   1,760            62,490            91,111            72,138
                                                          -----------       -----------       -----------       -----------
                                                              191,385           255,264           419,458           951,354
                                                          -----------       -----------       -----------       -----------

(Loss) income before income taxes                              78,098            25,138          (693,079)          222,794
Income tax (benefit) provision                                 29,232             9,639          (259,959)           84,017
                                                          -----------       -----------       -----------       -----------
Net (loss) income                                         $    48,866       $    15,499       ($  433,120)      $   138,777
                                                          ===========       ===========       ===========       ===========
Basic and diluted (loss) earnings per share (Note 4)      $      0.01       $      0.00       ($     0.09)      $      0.03
                                                          ===========       ===========       ===========       ===========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             -----------------------------
                                                                2000              1999
                                                             -----------       -----------
OPERATING ACTIVITIES:
Net (loss) income                                            ($  433,120)      $   138,777
Adjustments to reconcile net (loss) income to net
 cash used by operations:
  Depreciation                                                    87,061            86,490
  Amortization                                                    56,065            14,274
  Casualty loss                                                  537,826                --
  Impairment loss                                                472,727                --
  Provision for inventory losses                                 266,255                --
  Deferred income taxes                                         (259,959)               --
  Investment income - related party                             (908,985)         (925,810)
  Changes in operating assets and liabilities:
   (Increase) in receivables and other current assets           (230,136)         (270,439)
   Decrease (increase) in inventories                           (148,347)         (186,284)
   Decrease in other assets                                           --            13,278
   (Decrease) increase in accounts payable and accruals          (99,148)          130,629
   (Decrease) in income taxes payable                                 --           (23,157)
                                                             -----------       -----------
NET CASH USED IN OPERATIONS                                     (659,761)       (1,022,242)
                                                             -----------       -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions          (63,422)         (114,257)
  Distributions from partnership interest                        871,285           902,676
  Investment in limited partnerships                                  --            22,858
                                                             -----------       -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                        807,863           811,277
                                                             -----------       -----------

FINANCING ACTIVITIES:
  (Repayments) advances of bank and other loans                  (89,894)        1,407,668
  Repayments borrowings of related parties                        (3,879)         (946,278)
  Redemption of corporate bonds                                       --          (420,000)
                                                             -----------       -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                 (93,773)           41,390
                                                             -----------       -----------
INCREASE (DECREASE) IN CASH                                       54,329          (169,575)
CASH, BEGINNING OF PERIOD                                         80,097           265,952
                                                             -----------       -----------
CASH, END OF PERIOD                                          $   134,426       $    96,377
                                                             -----------       -----------


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

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Inventory that management estimated would take more than one year to sell was classified as non-current. Major classes of inventory are summarized as follows:

                           SEPTEMBER 30,    DECEMBER 31,
                               2000              1999
                           -----------       -----------

Raw materials              $    31,083       $    95,788
CRA-Z Soap                      95,772           217,861

Finished goods               1,158,137         1,316,077
Obsolescence reserve           (94,000)          (94,000)
                           -----------       -----------
                           $ 1,190,992       $ 1,535,726
                           ===========       ===========

Non-Current Inventory      $        --       $   311,000
                           ===========       ===========


The non-current portion of inventory at December 31, 1999 consists of $311,000 of CRA-Z Soap, which the Company believed would take longer than one year to sell.

During Hurricane Irene in October 1999 the Company experienced a material destruction of a large portion of its inventory, damage to its equipment and physical plant, and business interuption. For the year ended December 31, 1999, the Company initially recorded losses due to Hurricane Irene of approximately $1,092,000. Subsequently, management determined that all of the remaining CRA-Z Soap located at Southeast Automotive was unsaleable. The resulting $537,826 change in estimate was recorded as a casualty loss during the three months ended March 31, 2000. Litigation is currently underway to attempt to recover these losses under the Company's insurance policy.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe, LLC. These investments are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                             THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                          -----------------------               ------------------------
                                          2000               1999               2000                1999
                                          ----               ----               ----                ----

Revenues                                 $ 6,970            $ 7,419            $23,581            $28,437
Costs and expenses                         4,472              3,740             12,469             11,531
                                         -------            -------            -------            -------

Net income                               $ 2,498            $ 3,679            $11,112            $16,906
                                         =======            =======            =======            =======
Company's share of net income            $   197            $   218            $   909            $   926
                                         =======            =======            =======            =======



Consulier owned approximately 10% of AVM's capital as of September 30, 2000 and 1999. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 5% of AVM's earnings at September 30, 2000 and 1999, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4. (LOSS) EARNINGS PER SHARE

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                              ----------------------------      -----------------------------
                                                 2000             1999             2000              1999
                                              -----------      -----------      -----------       -----------
Numerator:
Net (loss) income,
 numerator for basic and diluted
 (loss) earnings per share                    $    48,866      $    15,499      $  (433,120)      $   138,777

Denominator:
 Denominator for basic (loss) earnings
  per share, weighted-average shares            4,951,150        4,888,918        4,924,109         4,888,918


Effect of dilutive securities:
 Stock options                                         --           11,258               --               717
 Warrants                                              --               --               --             3,235
                                              -----------      -----------      -----------       -----------
Dilutive potential common shares                       --           11,258               --             3,952

 Denominator for diluted (loss) earnings
  per share, adjusted weighted -
  average shares                                4,951,150        4,900,176        4,924,109         4,892,870
                                              ===========      ===========      ===========       ===========
 Basic (loss) earnings per share              $      0.01      $      0.00      $     (0.09)      $      0.03

 Diluted (loss) earnings per share            $      0.01      $      0.00      $     (0.09)      $      0.03



Options to purchase 61,232 shares of the Company's common stock were exercised in the second quarter of 2000. In lieu of cash, the option holders issued notes payable to the Company, totalling $76,540, for a term of up to five years with interest at 8% for the exercise of the options. The Company is holding the stock certificates as collateral. Also during the year 32,280 stock options expired unexercised.

Options to purchase 25,000 shares of the Company's common stock at prices ranging from $2.19 to $2.50 per share were not included for both the three and nine month periods ended September 30, 2000 in the computation of diluted income
(loss) per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options and warrants to purchase 150,000 shares of the Company's common stock at prices ranging from $1.50 to $1.72 per share were not included in the September 30, 2000 computation of diluted loss per share as the effect would be antidilutive.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5. - INVENTORY AND IMPAIRED ASSET LOSSES

During June 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation) management determined that the remaining inventory should be written down by $266,255, and the tooling for the product had suffered an impairment loss of $472,727. Both losses were recorded in the Consolidated Statement of Operations for the three months ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

For the nine months ended September 30, 2000 income before income taxes for Consulier, before one time losses on impaired assets, provision for inventory loss, and casualty loss, recorded during the first and second quarters of 2000, would have been $583,729, or $0.12 basic earnings per share, instead of a ($693,079) loss.

Consulier Engineering, Inc. ("Consulier") experienced, after an income tax benefit of $259,959, a net loss of ($433,120) for the first nine months of 2000 versus net income of $138,777 for the first nine months of 1999. The third quarter of 2000 resulted in net income of $48,866 versus net income of $15,499 for the third quarter of 1999.

The nine months ended September 30, 2000 loss is the result of taking inventory and tooling writedowns for C-6 Products, Inc. (Tool Topper Laddertop Workstation) totalling $738,982. A casualty loss of $537,826 was recorded in the first quarter of 2000. Inventory writedowns, casualty loss and tooling impairments for the first nine months of 2000 totaled $1,276,808 and represented nearly all of the CRA-Z Soap inventory and all C-6 Products inventory and tooling.

For the first nine months of 2000 sales for Southeast Automotive, the Company's automotive parts distribution segment, increased $61,915 or 3% to $2,378,079 from $2,316,164 versus same period 1999, while selling, general and administrative expenses decreased $122,044 or 12% to $901,461 from $1,023,505 versus same period 1999.

These improvements are the direct result of following the recommendations of outside management consultants retained during the second half of 1999. Management expects continued progress as revenues increase, expenses decrease, and no further writedowns are anticipated.

For the third quarter of 2000 sales for Southeast Automotive decreased $113,824 or 14% to $706,800 from $820,624 while selling, general and administrative expenses decreased $80,716 or 24% to $260,225 from $340,941 versus same period of 1999. The decrease in sales was attributed to the business disruption caused by a major storm.

Investment income from Consulier's AVM limited partnership interest was $908,985 in the first nine months of 2000. In the nine month period of 1999, investment income was $925,810. In the third quarter of 2000 investment income was $196,777 compared to $218,377, in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, Consulier's cash totaled $134,426 as compared to $80,097 at December 31, 1999. During the nine month period, Consulier's cash increased $54,329. The Company has utilized cash flows from its limited partnership investment in AVM, supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

Consulier's automotive parts wholesale distribution business experienced an increase in sales of $61,915 or 3% in the first nine months of 2000 over the first nine months of 1999, and Management expects a continued increase in sales for the remainder of 2000.

CRA-Z Soap sales have been minimal in 2000 due to the inventory loss at Southeast as a result of hurricane Irene in 1999. The Company received its initial shipment of new inventory of CRA-Z Soap in October of 2000. An aggressive sales and marketing effort for CRA-Z Soap is scheduled to begin in November 2000. Based on initial market response to its revised product, pricing, and packaging arrangements, the Company expects to exceed $100,000 per month in gross sales by February 2001.

During the second quarter 2000 Consulier's Chairman and CEO Warren B. Mosler granted the Company the option to purchase 800,000 units of Entertainment Systems Technology, LLC ("EST") of Huntington Beach, CA. The units have an exercise price of $5.00 and expire on April 30, 2005. EST is the owner of the FunPad(TM) a hand held wireless personal entertainment device that operates with interactive content provided by the FunPad(TM) Entertainment Network. The FunPad(TM) brings advertisers messages to a captive audience when they are out of home. FunPad (TM) can be currently found at outlets including Denny's, TGI Friday's, National Sports Grill, Mongolian Barbeque and McDonalds with advertisers such as Minute Maid, Nestle, Blockbuster, Coca-Cola, and Master Card. The unit includes a color screen, printer, video camera, speakers, and a joy stick. Management believes the FunPad(TM) is full of features that will entertain viewers and deliver high impact, multi-media advertising.

In October 1997, Consulier purchased a minority equity interest in BioSafe Systems, LLC., a New Jersey limited liability corporation ("BioSafe"). BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. BioSafe's products include Zero Tol, and Terra Clean which are used in the Horticulture, Turf Management, Home and Garden, and Potato Storage markets.

Through October 2000, BioSafe has generated revenues of $2,300,000 compared to $1,500,000 for the year of 1999. Consulier recorded income totaling $42,533 in 1999 from its 40% equity interest in BioSafe. BioSafe projects sales will be $2,850,000 in 2001 and $3,850,000 in 2002.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2000, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated.

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

ITEM 2.  CHANGES IN SECURITIES

During the third quarter of 2000 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the third quarter of 2000, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the third quarter of 2000, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         EXHIBIT      DESCRIPTION
         -------      -----------

           27         Financial Data Schedule (for SEC use only)


(b)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONSULIER ENGINEERING, INC.
                                                     (Registrant)




                                              By: /s/ RALPH D. BUTLER
                                                  --------------------------
Date:  November 20,2000                               Ralph D. Butler
                                                      Secretary/Treasurer
                                                      Chief Financial Officer