Form 10KSB40
period 2000-12-31
CONSULIER ENGINEERING INC
filed 2001-04-19
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-17756

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Florida                                       59-2556878
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S Employer
 incorporation or organization)                       Indentification No.)


        2391 Old Dixie Highway
          Riviera Beach, FL                                    33404-5456
----------------------------------------                       ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2000 totaled $3,042,410.

As of March 30, 2001, there were 4,951,150 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 30, 2001 based on the average bid and asked price on such date was $9,902,300.

                           CONSULIER ENGINEERING, INC.

                         2000 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

Item 1.       Description of Business.......................................  3

Item 2.       Description of Property.......................................  7

Item 3.       Legal Proceedings.............................................  8

Item 4.       Submission of Matters to a Vote of
              Security Holders..............................................  8


                                     PART II

Item 5.       Market for Common Equity and Related
              Stockholder Matters...........................................  9

Item 6.       Management's Discussion and Analysis or Plan of Operation ....  9

Item 7.       Financial Statements.......................................... 12

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................... 12

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons;  Compliance With Section 16(a)
              of the Exchange Act........................................... 13

Item 10.      Executive Compensation........................................ 15

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management................................................ 17

Item 12.      Certain Relationships and Related Transactions................ 18

Item 13.      Exhibits and Reports on Form 8-K ............................. 19

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Consulier Engineering, Inc. ("Consulier") was incorporated in June 1985 in Florida. Its principal businesses are the distribution of automobile and truck parts in the automotive and truck after-market, the development of advanced engineering products, and investment activities. The automobile and truck parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast"), which is based in Miami, Florida. Consulier's corporate headquarters are located in Riviera Beach, Florida.

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

On April 1, 1990, Consulier purchased a $3,000,000 limited partnership interest in Adams, Viner & Mosler, Ltd. ("AVM"), a government securities broker/dealer located in West Palm Beach, Florida. This purchase was financed through a $3,000,000 loan from Mosler, who was a founder of AVM and is a general partner of AVM Associates, the general partner of AVM. At December 31, 2000, the limited partnership interest is $2,064,215 and the loan from Mosler was repaid in 1992.

Consulier acquired Southeast Automotive Parts, Inc. of Dade ("Southeast Automotive") on April 1, 1991, through a merger of Southeast Automotive into Southeast Automotive Acquisition Corporation ("Southeast"). Prior to this acquisition, Southeast Automotive was 50% owned by Mosler.

In April 1997 Consulier contracted with Gugel Enterprise, Inc. to purchase six patents for tool and ladder related products. Several of the patents are for work platform and tool holding attachments to ladders. A new Florida corporation named C-6 Products, Inc. ("C-6") was formed to develop, manufacture, sell and distribute the patented products. C-6 is a wholly-owned subsidiary of Consulier. These are called the Tool Topper(TM) line of products. The balance of the patents are related to powered hack saws which are powered by 110/220 volt AC, pneumatic and battery power sources.

On August 30, 1999, the sales and marketing contract with Gugel Enterprises, Inc. was terminated by Consulier. The termination was due to pre-established sales quotas not being achieved. The sales and marketing of the Tool Topper was taken over by the in-house sales personnel at Consulier. This product line was not profitable and sales have been limited in 2000.

DESCRIPTION OF BUSINESS SEGMENTS

(1) AUTOMOTIVE AND TRUCK PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research and development and distribution to the automotive and truck wholesale markets.

PRODUCTS

Southeast's primary products are transmission, engine, torque strut and hydraulic mounts. Southeast sells approximately 400 different after-market mounts for domestic and imported vehicles. Development efforts are directed towards developing mount or strut products which replace two or more original equipment products. For example, the Southeast 2000 mount replaces nine existing General Motors' mounts used in approximately 85 percent of GM's rear wheel drive vehicles produced from 1954 to 1994. In previous years, efforts have also been directed to foreign automobiles where 60 new products were developed introducing mount products through year 1996 vehicles.

Other products include over 250 automotive flywheels and flexplates, specialty tools and bushings for transmission repair, automotive springs, speedometer gears, accelerator detente and clutch cables, linkage parts, thrust washers, electrical connector plugs and sensor switches, specialty machine shop products and over 100 plastic parts related to transmissions. Southeast is also developing foreign flywheel applications, and is beginning to have manufactured aluminum parts for transmission and other automotive applications using three and four axis CNC machining.

Mounts are imported from one primary source and are manufactured to Southeast's specifications, which meet or exceed original equipment specifications. Due to shipping schedules, Southeast attempts to maintain a supply of mounts in inventory to service customers.

Flywheels are purchased from USA/OEM. Quantities held in inventory are maintained at minimum levels. The specialty tools for transmission repair are manufactured by Southeast at its Miami facilities. Other products are purchased from a variety of domestic and foreign sources.

Southeast is currently a master distributor of CRA-Z Soap Hand Cleaner, a unique heavy duty bar with the ability to remove both surface grime and deeply embedded stains without resorting to petroleum based solvents or skin irritating pumice common to most other hand cleaners. Southeast's initial marketing efforts targeted mechanics, spray painters, shop personnel, printers and all other tradesmen. CRA-Z Soap is a high density, long lasting cleaner. CRA-Z soap comes in bar form only. It is best used with the custom CRA-Z Soap dispenser which grinds four bars into granular form providing approximately 1600 washes. One 300 gram bar, the form in which CRA-Z Soap is manufactured, can outlast two gallons of the leading liquid or paste products. Although CRA-Z Soap is primarily known as a hand cleaner, users have found a myriad of other applications and general uses. These include clothes washing applications and pre-scrubbing, household cleaning, auto, bus and marine washing, etc.

SALES AND MARKETING

Automotive parts are distributed primarily to specialty transmission parts distributors located throughout the United States and in several foreign countries. Southeast competes with other importer/distributors and original equipment manufacturers and estimates that it has approximately 40% of the United States automatic transmission mount after-market and 3-5% of the general automotive mount market.

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

EMPLOYEES

Southeast has 20 employees, three in shipping and receiving, and seventeen in sales, marketing, management and administration.

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

As of December 31, 2000 and 1999, Consulier's limited partnership interest represented approximately 10% and 11%, respectively, of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately, 8% and 6% of AVM's earnings during 2000 and 1999, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

BIOSAFE SYSTEMS, LLC

On October 31, 1997 Consulier purchased a 40% equity interest in BioSafe Systems, LLC., a Connecticut limited liability corporation ("Biosafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on Biosafe's Board of Managers.

BioSafe had revenues of $1,512,971 for fiscal 1999 and $2,789,313 for fiscal 2000. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Slower progress has been experienced with respect to introducing such products to the golf course industry.

(3) CORPORATE SEGMENT

GENERAL

Consulier's Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Wholly owned subsidiaries include Southeast, C-6 and a small leasing company named Consulier Business Services, Inc.

CORPORATE EMPLOYEES

As of December 31, 2000 and 1999, the Corporate Segment of Consulier's business had five employees engaged in marketing, engineering, management and finance activities.

(3)(a) ENGINEERING PRODUCTS

BACKGROUND

Consulier's main business has been the purchase or establishment of businesses as subsidiaries and the engineering, development and manufacturing of its own concepts and inventions.

(3)(b) CONSULTING ACTIVITIES

On a limited basis, Consulier has continued to provide engineering and management consulting services. To date these activities have not been profitable. Consulier had not been actively pursuing consulting work unless it was tied into support of its subsidiaries or technology areas with synergy to Consulier's business interests.

(3)(c) CONSULIER BUSINESS SERVICES, INC.

Consulier Business Services, Inc. is a wholly owned subsidiary involved in the leasing of various machinery and equipment used in the engine repair and overhaul business. Assets and revenues are not material, and the business is operated by Corporate staff.

(4) HOUSEHOLD AND TOOL PRODUCTS

In April 1997 C-6 Products, Inc. purchased six patents for tool and ladder related products. The patents are for work platform and tool holding attachments to ladders. Initial development was launched in April 1997 of a product that attaches to a standard stepladder, converting it into a handy work platform for standard household chores, which is the present day Tool Topper(TM) Workstation and related accessories. The design and development was completed in 1998. C-6 contracted with Gugel Enterprise, Inc. for marketing services necessary to sell and distribute the Tool Topper Workstation. An aggressive marketing campaign was scheduled for 1999, including attendance at numerous trade shows, advertising, and Internet related sales and promotions.

On August 30, 1999, the Company terminated the sales and marketing contract with Gugel Enterprises, Inc., due to pre-established sales quotas not being achieved. The sales and marketing of the Tool Topper has been taken over by the in-house sales personnel at Consulier. On June 30, 2000, Tool Topper inventory and tooling were written down based on the unit's failure to meet expected sales and income goals.

ITEM 2. DESCRIPTION OF PROPERTY

In February 1999, Consulier reduced its office space as a cost reduction measure, to approximately 750 square feet in a building owned by AVM Properties, Ltd., an entity affiliated with Consulier Chairman, President and CEO, Warren B. Mosler. The property is located at 169 Tequesta Drive, Tequesta, Florida and was leased month to month, with a monthly rental of $662.50.

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Warren B. Mosler, Consulier's Chairman of the Board, President and CEO. Rent of $500.00 was paid to Mosler Auto Care Center, Inc., a corporation owned by Mr. Mosler. In December 2000, Consulier began leasing additional space at Suite 135 at Jupiter Cove Plaza Executive Suites. This property is leased at $689.00 per month on a month-to-month basis.

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

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company. On October 15, 1999 the Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The Company has begun litigation (Southeast Automotive Acquisition Corp. vs American States Insurance Company) filed in Circuit Court of the Fifteenth Judicial Circuit Court in Palm Beach County on February 1, 2000 against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss of approximately $1.6 million. However, the insurance company is disputing the claim, therefore there can be no assurance that a recovery will be made, and if a recovery is made that it would be for the total amount of the loss.

On March 22, 2001, the Court entered an omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and a Final Declaratory Judgment in favor of Southeast Automotive Acquisition Corp. against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by a hurricane, and noted "there is no dispute that the rainfall associated with Hurricane Irene caused the damage to Plaintiff's (Southeast Automotive Acquisition Corp.) property". The Company intends to file a motion for attorneys' fees associated with the litigation as further provided in the Court's Order. The Court did not rule on the amount of the damages sustained by Southeast Automotive Acquisition Corp., and, accordingly, the Company is pursuing this issue vigorously and will continue to do so. Although the outcome of any litigation is uncertain, and acknowledging American States Insurance Company's right to appeal the Final Declaratory Judgment, it is felt that the Company has a high likelihood of a favorable outcome in this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of five directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held December 28, 2000. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse and Skender Fani were elected upon receipt of the following votes: for 4,459,051, against 2,000, and 80 shares abstaining. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,360,171, against -0-, and 100,960 shares abstaining.

                                     PART II

ITEM 5.    MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock, as reported by NASDAQ.

YEAR ENDED DECEMBER 31, 1999:                   High               Low
                                               -------           -------

    First quarter                              $2.8750           $1.5000
    Second quarter                              2.4060            1.4380
    Third quarter                               2.1880            1.3130
    Fourth quarter                              2.1250            1.1560


YEAR ENDED DECEMBER 31, 2000:


    First quarter                              $2.8750           $1.1560
    Second quarter                              2.3750            1.2500
    Third quarter                               1.7660            1.4380
    Fourth quarter                              2.0000            1.4380

As of March 17, 2001 there were approximately 441 record holders of Consulier's common stock. To date, Consulier has not paid dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on The NASDAQ SmallCap Market and has been traded thereon since Consulier's initial public offering in May 1989.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution segment represented 99% and 98% of Consulier's net sales in 2000 and 1999 respectively. This segment's sales increased 1% or $11,383 in 2000 to $3,027,760 compared to $3,016,377 in 1999. Sales increased slightly over 1999 as a result of reorganizing the sales department along with an increased emphasis on training even though there was a decrease in sales personnel.

The automotive parts distribution segment experienced a loss before income taxes of $576,462 in 2000 compared to a loss before income taxes of $1,431,082 in 1999. A casualty loss in the amount of $1,092,586, was caused by Hurricane Irene which made landfall in Miami (location of Southeast) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant, and suffered other damage. The majority of the damage was to the CRA-Z Soap inventory, as a direct result of the intense rain that caused substantial flooding. Upon further inspection and evaluation during the latter part of April 2000, management estimated that the remaining CRA-Z Soap located at Southeast was unsaleable. The product's unique fragrance was severely impaired by the conditions that were a result of the hurricane. The $506,937 change in estimate, representing the remaining CRA-Z Soap inventory held at Southeast, plus additional disposal costs, was recorded as a casualty loss during the three months ended March 31, 2000.

In October 2000 the Southeast warehouse was flooded by excessive rains. The Company suffered damage to inventory items, furniture and the building. Expenses were recorded for clean-up and an insurance claims consultant that handled the filing of the claim.

During the second quarter of 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation) management determined that the remaining inventory should be written down by $266,255 and the tooling for the product had suffered an impairment loss of $472,727. The write-down was based upon the unit's failure to meet expected sales and income goals.

The consolidated operating loss for the Company was $1,552,096 in 2000 compared to an operating loss of $1,266,178 in 1999. The increase in the loss was $285,918. The operating loss increased $738,982 due to the inventory and tooling write-downs for the Household and tool products unit. Revenues in 2000 decreased $33,985 from 1999. Cost of Goods Sold increased in 2000 by $399,162, including $36,000 provision for obsolete inventory and the $266,255 inventory write-down in the household and tool product line. However, selling, general and administrative expenses decreased by $608,656 in 2000. That decrease was primarily comprised of approximately $218,000 related to Tooltopper product line marketing, cutback in payroll expense of approximately $110,000 and a drop in advertising costs of approximately $70,000.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,124,247 in 2000, a 3% decrease from 1999 income of $1,162,807. This represents annualized returns of 55% and 56%, respectively, on Consulier's average investment during each year.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $111,912 in 2000, a 164% increase over 1999 income of $42,353. This represents the Company's 40% interest in BioSafes' net income of approximately $280,000 in 2000, compared to $167,000 in 1999.

CONSOLIDATED OPERATING RESULTS - Consulier's consolidated loss for the year ended December 31, 2000 was ($522,066), or ($0.11) basic and diluted loss per share compared to a loss of ($655,187), or ($.013) basic and diluted loss per share for 1999.

OUTLOOK FOR 2001

Based on AVM's current operations and operating results over the past five years, management expects continued annualized returns in 2001 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 55% and 56% in 2000 and 1999, respectively, will be maintained. Sales in the automotive parts distribution segment are expected to increase in 2001 due to the reorganization of the Sales department and training of salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast is scheduled to attend numerous trade shows in key locations around the world to promote and sell its products.

Consulier received its initial shipment of the newly packaged Captain CRA-Z Hand and All Purpose Soap in October 2000. This consisted of 50 tons of soap made with the new formula developed by Consulier. The product was tested locally with much success through a grassroots sales effort the months of November and December 2000 before becoming available for sale on a larger scale in January 2001.

In December 2000, Consulier entered into a multi year strategic alliance and distribution agreement with Norpak Manufacturing Inc. ("Norpak") of Toronto, Canada and its related company Veridien Corp. ("Veridien") of St. Petersburg, Florida. Veridien has a full line of top quality cleaning products that they manufacture and distribute to national and regional retailers and distributors. Norpak also with a full line of cleaning products and retail as well as distribution sources, has been contracted to be the main distributor for the soap in Canada. Norpak is responsible for the sales, marketing, retailing and distribution of the soap in Canada.

Veridien and Norpak are working with Consulier to launch the product to National and Regional retailers and major disbtributors by June 2001.

In addition to the above, Consulier maintains a sales and marketing department developing new retail and distribution outlets nationally and internationally. There are several trade shows scheduled for marketing the soap throughout 2001 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world.

The recent inclusion of the Southeast Wall Product ID Charts in Gears Magazine, the most widely distributed magazine in the industry has reached over 25,000 transmission specialists world-wide. The Southeast Year 2001 Parts Catalog is available in printed form and is expected to become available electronically, opening the doors to the world of business to business e-commerce. Southeast expects increased sales of its auto parts, Southeast Tools, and plastic component parts as a result of training the sales staff to be more effective in their efforts.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, Consulier's cash totaled $418,634 as compared to $80,097 at December 31, 1999, an increase of $338,537. Net cash used in operations decreased to $231,322 in 2000 from cash used of $1,145,027 in 1999. The decrease in cash used in operations is due primarily to a change from net loss of $655,187 in 1999, to a net loss of $522,066 in 2000, and an increase in accounts payable and accrued expenses of $573,632 in 2000, from $179,675 in 1999 due to Southeast's increased aging of its accounts payable at year end while awaiting receipt of funds from the October 2000 insurance claim for rain damage.

Net cash provided by investing activities increased $1,801,925 from $910,700 in 1999 to $2,712,625, primarily due to the repayments of $1,812,331 on related party loans and advances in 2000.

Net cash from financing activities decreased to cash used of $2,142,766 in 2000 from cash provided of $48,472, primarily due to repayments of notes payable of $2,120,000 during 2000.

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

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $1.2 million as of December 31, 2000. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes payable and notes receivable are floating and should move with inflation.

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state Consulier's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in BioSafe and AVM and the marketing of Consulier's Tool Topper(TM) and CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS


                                  Director       Positions and Offices Held and Principal Occupation or
Name                 Age            Since        Other Employment during the Past Five Years
----                 ---          --------       ------------------------------------------------------
Warren B.            51             1985         Chairman of the Board, 1985 to present. President and
Mosler                                           Chief Executive Officer, June 1985 to May 1994. In
                                                 February 1999, Mr. Mosler reassumed the positions of
                                                 President and Chief Executive Officer. Principal in
                                                 AVM, L.P., a broker/dealer engaged in arbitrage and
                                                 government securities trading, 1983 to present.

Alan R.              51             1985         1982 to present, private practice of law, Boca Raton,
Simon, Esq.                                      Florida and Delray Beach, Florida.

Charles E.           77             1992         Project Engineer, Pratt & Whitney Aircraft, 1949 to
Spaeth                                           1990.  Last position - responsible for directing product
                                                 design support functions in areas of structural analytical methods, life prediction methods, mission definition and
                                                 component design verification.

Burck E.             71             1992         1991 to present, President, BG Consulting Group, Inc.
Grosse                                           July 1987 to 1991, Senior Vice President, Lear Group,
                                                 Inc., general contracting firm. 1948 to 1987,
                                                 General Motors Corporation. Last position General
                                                 Director, Technical Service; responsible for
                                                 coordination of all technical service functions for
                                                 GM car and truck division.


Dr. Skender          61             1999         Dr. Fani is the Chairman of the Board of Otis Elevators,
Fani                                             Austria.  Dr. Fani is a corporate lawyer in Austria, also
                                                 specializing in sports and entertainment law. For the past
                                                 20 years he has represented top sports and entertainment
                                                 personalities throughout Europe.


No family relationships exist among the directors and officers of Consulier. Messrs. Mosler and Simon have been directors since the inception.

EXECUTIVE OFFICERS

The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.

Warren B. Mosler, 51, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Bernardo Davila, 49, has served as President and CEO of Southeast Automotive Acquisition Corporation since 1991. In 1980 Mr. Davila founded Southeast Automotive Parts, Inc. of Dade which was purchased by Consulier in 1991. From 1971 to 1980 Mr. Davila was in management at Carfel, Inc., an importer of automotive parts.

Ralph D. Butler, 54, is Secretary, Treasurer and Chief Financial Officer. He was elected to these offices in May 1996. Prior to joining Consulier, Mr. Butler was Chief Financial Officer of Harold Grant, Inc., a multi-state high end clothing retailer. From 1990 to 1995, Mr. Butler was with Governors Bank Corporation, a bank holding company, where he was Senior Vice President, Cashier and Chief Financial Officer.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer for the last three years.


                                                Annual Compensation
                                             --------------------------             All Other
Name and  Principal Position                 Year               Salary            Compensation
----------------------------                 ----              --------           ------------
Warren B. Mosler                             2000              $ 75,000                 --
Chairman of the Board                        1999                75,000                 --
of Directors, President and                  1998                75,000                 --
CEO

Bernardo Davila                              2000                   (1)                 --
President and Chief                          1999                85,000              $17,383 (2)
Executive Officer                            1998                   (1)                 --

Ralph D. Butler                              2000                   (1)                 --
Secretary, Treasurer                         1999                   (1)                 --
And Chief Financial Officer                  1998                   (1)                 --


(1)      Total annual salary and bonus was less than $100,000.
(2) Amount primarily consists of automobile allowance and life insurance premiums.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION GRANTS TABLE

There were no stock options granted to executive officers during 2000, 1999 or 1998 requiring disclosure.

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the "Plan"). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees' savings contributions or provide more money, through discretionary contributions. During 1999 and 2000 there were no matching or discretionary contributions made by the Company to employees' accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2000:


                                                            Amount and
Title                                                       Nature of                     Percent of
  Of                    Name and Address                    Beneficial                      Class at
Class                 of Beneficial Owner                   Ownership                  December 31, 2000
-----                 -------------------                   ---------                  -----------------
Common                Warren B. Mosler                      4,171,054                        84.2%
Stock                 1020 Fairview Lane
                      Riviera Beach, FL 33404

Common                Alan R. Simon                           180,000 (1)                     3.6%
Stock                 95 N. E. Fourth Avenue
                      Delray Beach, FL 33483

Common                Burck E. Grosse                          15,000 (2)                      .3%
Stock                 11 Huntly Circle
                      Palm Beach Gardens, FL
                      33418

Common                Bernardo Davila                         125,850 (3)                     2.5%
Stock                 7575 NW 74th Ave.
                      Miami, FL 33166

Common                Charles Spaeth                           10,000                          .2%
Stock                 13 Paddock Circle
                      Tequesta, FL 33469

Common                All directors and                     4,321,904 (4)                    87.3%
Stock                 executive officers
                      as a group, excluding
                      duplications (7 people)


(1) Consists of options to acquire shares of Consulier common stock from Mr. Mosler at $1.25 per share.
(2) Includes exercisable stock options granted under Consulier's Tandem Stock Option Plan to acquire 5,000 Consulier shares of common stock at $2.50 per share.
(3) Includes exercisable stock options to acquire 80,000 shares of Consulier common stock at $1.50 per share.
(4) Includes exercisable stock options to acquire 85,000 Consulier common shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AVM PROPERTIES LIMITED PARTNERSHIP LEASE OF OFFICE SPACE

Consulier leased approximately 750 square feet of office space located in Tequesta, Florida from AVM Properties, Ltd. on a month-to-month basis, at $663 per month, which management believed to be at competitive market rates. In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Warren B. Mosler, Consulier's Chairman of the Board, President and CEO. Rent of $500.00 was paid to MACC. In December 2000, Consulier began leasing additional space at Suite 135 at Jupiter Cove Plaza Executive Suites. This property is leased at $689.00 per month on a month-to-month basis.

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier's automobile manufacturing business in 1990, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mr. Mosler. This note has an interest rate of one month U.S. Dollar London Interbank Offering Rate ("LIBOR"), and is payable on May 11, 2001. It has an unpaid balance of $430,559 at December 31, 2000.

SALE AND LEASEBACK OF REAL ESTATE

In December 1989, Consulier engaged in a sale and partial leaseback of real estate to Mr. Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mr. Mosler signed a promissory note of $2,500,000 with interest at one month LIBOR, maturing in December 2001.

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

On November 1st, 14th and 16th 2000, Mr. Mosler made payments totaling $2,000,000 reducing interest and principal owed on this promissory note. The balance of principal and interest at December 31, 2000 was $1,764,686.

During October 2000, Mr. Mosler purchased outstanding bonds issued by the Company from a bond holder at face value of $680,000. These bonds continue to carry a due date of 2004 with interest of 8% per annum, payable quarterly.

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


                                       CONSULIER ENGINEERING, INC.



Dated:  April 17, 2001                 By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           Warren B. Mosler
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


       Name                                        Title                          Date
       ----                                        -----                          ----
/s/ Warren B. Mosler                        Chairman of the Board               April 17, 2001
--------------------------------            of Directors, President
Warren B. Mosler                            and Chief Executive
                                            Officer


/s/ Ralph D. Butler                         Secretary, Treasurer,               April 17, 2001
----------------------------------          Chief Financial Officer
Ralph D. Butler



/s/ Alan R. Simon                           Director                            April 17, 2001
----------------------------------
Alan R. Simon



/s/ Charles E, Spaeth                       Director                            April 17, 2001
----------------------------------
Charles E. Spaeth



/s/ Burck E. Grosse                         Director                            April 17, 2001
----------------------------------
Burck E. Grosse



/s/ Skender Fani                            Director                            April 17, 2001
----------------------------------
Skender Fani



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS

Financial Statements:

   Report of  Independent Certified Public
   Accountants............................................................  F-2

   Consolidated Balance Sheets at December 31,
   2000 and 1999..........................................................  F-3

   Consolidated Statements of Operations for the
   years ended December 31, 2000 and 1999.................................  F-4

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2000 and 1999.........................  F-5

   Consolidated Statements of Cash Flows for the
   years ended December 31, 2000 and 1999.................................. F-6

   Notes to Consolidated Financial Statements.............................  F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Consulier Engineering, Inc.
Riviera Beach, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




West Palm Beach, Florida                                BDO Seidman, LLP
April 9, 2001

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                     December 31,          December 31,
                                                                         2000                 1999
                                                                     ------------         ------------
ASSETS
 CURRENT:
  Cash                                                               $    418,634         $     80,097
  Receivables, net (Note 2)                                             1,213,967              496,204
  Receivables - related parties (Note 11(a) and (c))                      460,923            1,091,054
  Inventories  (Notes 1 and 3)                                          1,167,793            1,535,726
  Income taxes receivable (Note 8)                                             --              311,124
  Other current assets                                                     15,226               10,094
                                                                     ------------         ------------

        TOTAL CURRENT ASSETS                                            3,276,543            3,524,299

  Property and equipment, net  (Notes 1 and 4)                          1,438,185            2,098,175
  Limited partnership interests (Notes 1 and 5)                         2,507,443            2,379,606
  Notes receivable - related parties (Note 11(c))                         990,155            2,172,357
  Non-current inventory (Notes 1 and 3)                                        --              311,000
  Deferred income taxes (Note 8)                                          403,648              197,289
  Patents and other assets                                                     --               44,410
                                                                     ------------         ------------
                                                                     $  8,615,974         $ 10,727,136
                                                                     ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 CURRENT:
  Accounts payable and accruals                                      $  1,002,537         $    428,907
  Notes payable - banks  (Note 6(a))                                    1,047,681            3,167,681
  Advances payable - related parties (Note 6(c))                               --               22,766
                                                                     ------------         ------------

        TOTAL CURRENT LIABILITIES                                       2,050,218            3,619,354

  Bonds payable (Notes 6(b) and 9(b))                                     792,840              777,300
                                                                     ------------         ------------

        TOTAL LIABILITIES                                               2,843,058            4,396,654
                                                                     ------------         ------------

 STOCKHOLDERS' EQUITY:  (NOTES 1 AND 9)
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,198,298 shares in 2000 and 5,137,066 in 1999              51,983               51,371
  Additional paid-in capital                                            3,110,700            3,034,772
  Retained earnings                                                     3,190,636            3,712,702
                                                                     ------------         ------------

                                                                        6,353,319            6,798,845

  Less:  Treasury stock at cost - 247,148 shares                         (468,363)            (468,363)
  Other comprehensive loss                                                (35,500)                  --
  Notes receivable for common stock                                       (76,540)                  --
                                                                     ------------         ------------

        TOTAL STOCKHOLDERS' EQUITY                                      5,772,916            6,330,482
                                                                     ------------         ------------
                                                                     $  8,615,974         $ 10,727,136
                                                                     ============         ============



          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended
                                                                      December 31,
                                                           -------------------------------
                                                              2000                 1999
                                                           -----------         -----------
REVENUES:
   Net sales (Note 12)                                     $ 3,042,410         $ 3,076,395
                                                           -----------         -----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold  (Note 3)                               2,111,234           1,712,072
  Selling, general and administrative                        2,010,545           2,619,201
  Research and development expense                                  --              11,300
  Loss on impaired assets  (Note 4)                            472,727                  --
                                                           -----------         -----------
                                                             4,594,506           4,342,573
                                                           -----------         -----------
    Operating loss                                          (1,552,096)         (1,266,178)
                                                           -----------         -----------
OTHER INCOME (EXPENSE):
 Investment income - related parties (Note 5)                1,124,247           1,162,807
 Interest income - related parties (Note 11(c))                265,040             214,128
 Interest expense                                             (317,359)           (296,836)
 Casualty loss (Note 15)                                      (506,937)         (1,092,586)
 Undistributed earnings of equity investee (Note 5)            111,912              42,353
 Other income                                                  177,507             113,631
                                                           -----------         -----------
                                                               854,410             143,497
                                                           -----------         -----------
Loss before income taxes                                      (697,686)         (1,122,681)
Income tax benefit (Note 8)                                   (175,620)           (467,494)
                                                           -----------         -----------
Net loss                                                   $  (522,066)        $  (655,187)
                                                           ===========         ===========
Basic and diluted loss per share (Note 13)                 $     (0.11)        $     (0.13)
                                                           ===========         ===========





          See accompanying notes to consolidated financial statements.

                  CONSULIER ENIGNEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                 Notes
                                        Common Stock                                            Receiv-     Other
                           --------------------------------------------                          vable     Compre-
                                                      Treasury Stock     Additional Retained      for      hensive     Total
                                                   --------------------   Paid-in   Earnings     Common    Income   Stockholders'
                            Shares      Amount     Shares      Amount     Capital   (Deficit)    Stock     (Loss)      Equity
                           ---------   -------    --------    ---------  ---------- ----------  --------  --------  -------------
Balance, January 1,
 1999                       5,136,066  $51,361    (247,148)   $(468,363) $2,955,082 $4,367,889        --        --   $ 6,905,969

Comprehensive Loss:

  Net Loss                        --        --          --           --           --   (655,187)       --        --     (655,187)

                                                                                                                     -----------
Total comprehensive
 loss                                                                                                                   (655,187)
                                                                                                                     -----------
Fair value of warrants            --        --          --           --       77,700         --        --        --       77,700
  (Note 9 (b))

Sales of common stock          1,000        10          --           --        1,990         --        --        --        2,000
                           ---------   -------    --------    ---------  ---------- ----------  --------  --------   -----------
Balance, Demember 31,
  1999                     5,137,066    51,371    (247,148)    (468,363)   3,034,772  3,712,702        --        --    6,330,482

Comprehensive loss:

  Net loss                        --        --          --           --          --   (522,066)       --        --      (522,066)

  Unrealized loss on
   marketable securities
   net of tax                     --        --          --           --          --         --        --   (35,500)      (35,500)
                                                                                                                     -----------
Total comprehensive
  loss                                                                                                                  (557,566)
                                                                                                                     -----------
Exercise of stock
 options (Note 9(a))          61,232       612          --           --      75,928         --    76,540        --            --
                           ---------   -------    --------    ---------  ---------- ----------  --------  --------   -----------
Balance, December 31,
 2000                      5,198,298   $51,983    (247,148)   $(468,363) $3,110,700 $3,190,636  $(76,540) $(35,500)  $ 5,772,916
                           =========   =======    ========    =========  ========== ==========  ========  ========   ===========







          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Note 10)



                                                                          Year Ended December 31,
                                                                     --------------------------------
                                                                         2000                1999
                                                                     -----------         -----------
OPERATING ACTIVITIES:
Net loss                                                             $  (522,066)        $  (655,187)
Adjustments to reconcile net loss to net
 cash used in operations:
  Depreciation                                                           102,159             127,608
  Amortization                                                            59,950              19,031
  Provision for doubtful accounts                                         23,000              50,000
  Provision for obsolete inventory                                       302,255              50,000
  Investment income                                                   (1,124,247)         (1,162,807)
  Casualty loss                                                          506,937           1,092,586
  Impairment loss                                                        472,727                  --
  Undistributed earnings of equity investee                             (111,912)            (42,353)
  Deferred income taxes                                                 (175,620)           (145,119)
  Changes in operating assets and liabilities:
  (Increase) decrease in receivables and other current assets           (207,878)             13,998
  Increase in inventories                                               (130,259)           (242,910)
  Increase in accounts payable and accruals                              573,632             179,675
  Decrease in net income taxes payable                                        --            (429,549)
                                                                     -----------         -----------

NET CASH  USED IN OPERATIONS                                            (231,322)         (1,145,027)
                                                                     -----------         -----------
INVESTING ACTIVITIES:

  Property and equipment additions, net of dispositions                  (37,731)            (83,395)
  Distributions from partnership interest                                938,025           1,133,512
  Investment in limited partnerships                                          --             (13,238)
  Loans to related parties, net of repayments                          1,812,331            (126,179)
                                                                     -----------         -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                              2,712,625             910,700
                                                                     -----------         -----------

FINANCING ACTIVITIES:

  Net borrowings of bank and other loans                              (2,120,000)          1,389,984
  Repayments, borrowings of related parties                              (22,766)           (923,512)
  Redemption of corporate bonds                                               --            (420,000)
  Sales of common stock                                                       --               2,000
                                                                     -----------         -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (2,142,766)             48,472
                                                                     -----------         -----------

INCREASE (DECREASE) IN CASH                                              338,537            (185,855)
CASH, BEGINNING OF YEAR                                                   80,097             265,952
                                                                     -----------         -----------

CASH, END OF YEAR                                                    $   418,634         $    80,097
                                                                     ===========         ===========




          See accompanying notes to consolidated financial statements.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. ("Consulier") and its subsidiaries are engaged in two primary businesses: the distribution of CRA-Z Soap and automobile and truck parts in the automotive/truck after-market, and investment activities

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation ("Southeast").

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

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARTNERSHIP INVESTMENTS AND LIMITED LIABILITY COMPANY

The Company's Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method. Income or loss is allocated to Consulier based on the partnership and LLC agreements.

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation as set forth in Accounting Principles Board ("APB") 25, "Accounting for Stock Issued to Employees," and related interpretations, and discloses the pro forma effect on net loss and loss per share of adopting the full provisions of Statement of Financial Accounting Standards ("SFAS") 123 "Accounting for Stock-Based Compensation". Accordingly, the Company has elected to continue using APB 25 and has disclosed in the footnotes pro forma loss and loss per share information as if the fair value method has been applied.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are for product development These costs are expensed in the period incurred. Legal costs incurred to perfect patents are amortized over the estimated economic life of 60 months.

ADVERTISING COSTS

Advertising costs of $120,042 and $191,974 in 2000 and 1999 were expensed as incurred.

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are calculated using the liability method specified by SFAS 109, "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences arising from differences between financial statement and income tax basis of assets and liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In May 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133" which deferred the provisions of SFAS 133 to financial statements with years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have material impact on the Company's financial position, results of operations, or cash flows.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transferes and Servicing of Financial Assets and Extinguishements of Liabilities", a replacement of SFAS No. 125, SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The collateral provisions and disclosure requirements of SFAS No. 140 became effective for fiscal years ending after December 15, 2000, whereas the other provisions of SFAS No. 140 are to be applied prospectively to transfers and servicing of financial assets and extinguishements of liabilities occuring after March 31, 2000. The adoption of the collateral provisions and disclosure requirments of SFAS No. 140 did not have a material impact on the Company's 2000 financial condition or results of operations. The adoption of the other provisions of SFAS No. 140 is not expected to have a material impact on the Company's financial condition or results of operations.

In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements which provides interpretive guidance on the rcognition presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on Company's financial position, results of operations, or cash flows.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and an interpretation of APB Opinion No. 25. FIN

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations or cash flows.

RECLASSIFICATIONS

Certain amounts in the 1999 financial statements have been reclassified to conform to 2000 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 2000 and 1999.

NET LOSS PER COMMON SHARE

Net loss per common share is calculated according to SFAS 128, "Earnings Per Share" which requires companies to present basic and diluted earnings per share. Net loss per common share - basic is based on the weighted average number of common shares outstanding during the year. Net loss per common share - diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year.

Certain common stock options and common stock warrants are excluded from the computations of net loss per share for the years ended December 31, 2000 and 1999, because the effect of their inclusion would be antidilutive.

SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: automotive parts distribution, household and tool products, investments, and corporate. The automotive parts distribution segment distributes after-market automotive and truck parts to wholesale markets. The household and tool products segment is engaged in sales of tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - RECEIVABLES

Receivables consist of the following:

                                                   December 31,
                                       -----------------------------------

                                          2000                      1999
                                       ----------                 --------

Capital and income
  distribution due from AVM            $   62,317                $  80,883
Trade accounts                            574,106                  439,471
Employee advances and other                44,310                   40,850
Insurance claim receivable (a)            621,234                      --
                                       ----------                 --------
                                        1,301,967                  561,204
Less allowance for doubtful
 trade accounts                           (88,000)                 (65,000)
                                       ----------                 --------
                                       $1,213,967                 $496,204
                                       ==========                 ========



(a) During October 2000, the Company experienced destruction of inventory, damage to furniture, equipment and physical plant due to water damage caused by excessive rains. An insurance claim was filed, and insurance proceeds of $621,234 were received in January 2001.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVENTORIES

Inventories are summarized as follows:
                                                       December 31,
                                            ----------------------------------
                                                2000                    1999
                                            ----------              ----------

  Raw materials                             $    3,869              $   95,788
  CRA-Z Soap                                    62,339                 217,861
  Finished goods                             1,231,585               1,316,077
  Obsolescence Reserve                        (130,000)                (94,000)
                                            ----------              ----------
                                            $1,167,793              $1,535,726
                                            ==========              ==========
Non-Current inventory - CRA-Z Soap                  --              $  311,000
                                            ==========              ==========

The non-current portion of inventory consisted of CRA-Z Soap which the Company believed would take longer than one year to sell. As discussed in Note 15, certain of the Company's CRA-Z Soap inventory was damaged by a hurricane.

Upon further inspection and evaluation during the latter part of April 2000, management estimated that the remaining CRA-Z Soap located at Southeast was unsaleable. The product's unique fragrance was severely impaired by the conditions that were a result of the hurricane. The $506,937 change in estimate, representing the remaining CRA-Z Soap inventory held at Southeast, was recorded as a casualty loss during the three months ended March 31, 2000.

During June 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation), management determined that the remaining inventory should be written down by $266,255 which is included in cost of goods sold in the accompanying 2000 consolidated statement of operations.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        December 31,
                                Range of       ------------------------------
                              Useful Lives        2000                1999
                              ------------     ------------        ----------
  Building and improvements       30 yrs         $818,240          $  943,121
  Land                               N/A          412,000             412,000
  Machinery and equipment (a)  5 - 7 yrs          661,911           1,120,097
  Furniture and fixtures       5 - 7 yrs          195,553             180,150
  Vehicles                         5 yrs          157,241             207,241
                                               ----------          ----------
                                                2,244,945           2,862,609
 Less accumulated depreciation
  and amortization                               (806,760)           (764,434)
                                               ----------          ----------
                                               $1,438,185          $2,098,175
                                               ==========          ==========



(a) During June 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation), management determined that the remaining tooling of $472,727 was impaired. Therefore, such amount was recorded as a reduction of machinery and equipment and included as loss on impaired assets in the accompanying 2000 consolidated statement of operations.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5- PARTNERSHIP INTEREST AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P. and BioSafe Systems, LLC. The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at December 31, 2000 and 1999 were approximately $783,000 and $458,000 respectively. Total revenue was approximately $2,789,000 in 2000 and $1,513,000 in 1999. The investment is recorded at $427,303 and $315,391 at December 31, 2000 and 1999, further, equity in income for 2000 and 1999 was $111,912 and $42,353, respectively.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                                 2000               1999
                                              -----------        -----------

Cash                                          $40,016,800        $20,991,314
Due from brokers                                  166,730         10,189,728
Securities owned                                1,230,670          1,720,440
Investment in affiliate & other assets          1,326,026          9,456,624
                                              -----------        -----------
                                              $42,740,226        $42,358,106
                                              ===========        ===========

Due to brokers                                $    75,219        $   146,536
Customer payables                              19,797,957         19,131,859
Securities sold under agreements
     to repurchase                                     --            192,858
Other liabilities                               1,109,423            798,344
Anticipated partners'
    withdrawals                                   791,205          2,970,199
                                              -----------        -----------
Total liabilities                              21,773,804         23,239,796

Partners' capital                              20,966,422         19,118,310

                                              $42,740,226        $42,358,106
                                              ===========        ===========
Revenue                                       $29,971,020        $34,076,024
                                              ===========        ===========
Net income                                    $13,845,016        $20,870,452
                                              ===========        ===========
Consulier's share of
    AVM's Earnings                            $ 1,124,247        $ 1,162,807
                                              ===========        ===========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulier owned approximately 10% and 11% of AVM's capital as of December 31, 2000 and 1999. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 6% of AVM's earnings during 2000 and 1999, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

NOTE 6 -  NOTES AND BONDS PAYABLE

(a) CURRENT NOTES PAYABLE - BANKS


                                                                    December 31,
                                                       ------------------------------------
                                                         2000                       1999
                                                       ----------                ----------
Note payable to bank, collateralized
  primarily by investment in AVM,
  guaranteed by the Chairman of the
  Board, President and CEO, maturing
  April 30, 2001. (See (a)(1) below)                   $1,000,000                $1,000,000

Note payable to bank,unsecured, guaranteed
  by the Chairman of the Board,
  President and CEO.                                           --                 2,000,000


Note payable at prime plus 2 percent
  (11.5% at December 31, 2000)
  to a bank affiliated by common
  ownership, collateralized by all the
  assets of the Automotive parts
  distribution segment, maturing May 1, 2001               47,681                   167,681
                                                       ----------                ----------
                                                       $1,047,681                $3,167,681
                                                       ==========                ==========


(a)(1) The $1,000,000 note payable to bank bears interest at a floating rate computed as the Eurodollar rate applicable to such loan (6.62% at December 31, 2000) plus 2.10%. The $2,000,000 note payable to bank bore interest at 6.66% plus 1.90% and was repaid in November, 2000.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) BONDS PAYABLE

Bonds payable are due in 2004 with interest of 8% per annum, payable quarterly.

On December 7, 1999 the December 31, 1999 expiration date of 70,000 warrants held by bondholders was extended to December 31, 2004. The fair market value of the 70,000 warrants at December 7, 1999 of approximately $77,700 (see Note 9(b)) has been recorded as original issue discount and is being amortized over the remaining term of the bonds payable.

No principal payments are due until maturity. The bonds are redeemable by Consulier at face value after June 30, 1994. On May 1, 1999, 8% Bonds totaling $420,000 were redeemed. The bonds are collateralized by land and building owned by Mosler (see Note 11(c)(1)), and machinery and equipment, personal property, and leasehold improvements owned by the Company.

During October 2000, Mr. Mosler purchased outstanding bonds issued by the Company from a bond holder at face value of $680,000. These bonds continue to carry a due date of 2004 with interest of 8% per annum, payable quarterly.

(c) ADVANCES PAYABLE - RELATED PARTY

At December 31, 1999 Consulier owed Mr. Mosler $22,766. During 2000, Mr. Mosler advanced Consulier subsidiaries $200,820 which was paid in full in November. At December 31, 2000 no advances were owed Mr. Mosler.

NOTE 7 - LEASES

Consulier leases office space under month-to-month leases. Rent expense charged to operations was $8,281 and $8,612 in 2000 and 1999, of which $4,310 and $8,612 was paid to related parties during 2000 and 1999.

NOTE 8 - INCOME TAXES

Provisions for federal and state income tax (benefit) in the consolidated statements of operations consist of the following:

                                                 Year ended December 31,
                                             -----------------------------
                                               2000               1999
                                             ---------           ---------
Current:
   Federal                                 $        --           $(260,629)
   State                                            --             (61,746)
                                             ---------           ---------
                                                                  (322,375)
Deferred                                      (175,620)           (145,119)
                                             ---------           ---------
Total income tax benefit                     $(175,620)          $(467,494)
                                             =========           =========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                     Year ended December 31,
                                                 -----------------------------
                                                    2000               1999
                                                 ---------           ---------
Tax benefit at statutory rate                    $(237,213)          $(381,712)
State income tax benefit net
 of federal tax effect                             (25,326)            (40,753)
Other                                               86,919             (45,029)
                                                 ---------           ---------
Income tax (benefit)                             $(175,620)          $(467,494)
                                                 =========           =========


The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                            December 31,
                                                   ----------------------------
                                                     2000                1999
                                                   --------            --------
Depreciation                                       $(49,000)           $ 40,100
Allowance for
  Doubtful accounts                                  21,800              24,500
Inventory items                                     132,600                  --
Unrealized loss on available
 for sale securities                                 23,000                  --
Other                                                 8,300              51,400
Net operating loss
  carry forward                                     267,000              81,300
                                                   --------            --------
Total net deferred
  tax asset                                        $403,700            $197,300
                                                   ========            ========

NOTE 9 - STOCKHOLDERS' EQUITY

(a) STOCK OPTION PLANS

Consulier has established a Tandem Stock Option Plan (Tandem Plan) and an Incentive Stock Option Plan (Incentive Plan) covering current employees and former employees who currently

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

work for Mosler Auto Care Center, Inc. ("MACC") (see note 11(c)(2)). Under the Tandem Plan, qualified and non-qualified options may be granted.

The Tandem Plan provides that an aggregate of 200,000 options to purchase shares of Consulier's common stock may be granted to officers, directors and other key employees of Consulier and MACC. The Incentive Plan provides that an aggregate of 100,000 options to purchase shares of Consulier's common stock may be granted to officers and other key employees of Consulier. The options under both plans are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant.

Options to purchase 61,232 shares of common stock by employees were exercised in the second quarter of 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2000, such loans remain outstanding and are recorded as notes receivable for common stock, included as a reduction of stockholders' equity at December 31, 2000.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plan had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model. During 2000 and 1999 no options were granted, and under the accounting provisions of SFAS 123, the Company's net loss and loss per share would not have changed to different pro forma amounts.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summary sets forth activity under the plan for the years ended December 31:


                                                2000                             1999
                                     ----------------------------      ---------------------------
                                                      Weighted                         Weighted
                                                       Average                          Average
                                     Shares        Exercise Price      Shares       Exercise Price
                                     -------       --------------      -------      --------------
Outstanding at
   Beginning of
   Year                              198,512           $ 1.56           198,512          $1.56

Granted                                   --               --                --             --
Forfeited/Canceled                   (42,280)           (1.40)               --             --
Exercised                            (61,232)           (1.25)               --             --
                                     -------           ------           -------          -----
Outstanding and
   Exercisable at year end            95,000           $ 1.66           198,512          $1.56
                                     =======           ======           =======          =====

The following table summarizes information about fixed stock options outstanding at December 31, 2000.


                                           Weighted
         Range                              Average           Weighted             Options            Weighted
      of Exercise       Options            Remaining           Average         Exercisable at          Average
         Price        Outstanding      Contractual Life    Exercise Price        12/31/2000        Exercise Price
      -----------     -----------      ----------------    --------------      --------------      --------------
           $1.50         80,000                .17              $1.50               80,000               $1.50

           $2.50         15,000                .37              $2.50               15,000               $2.50
      -------------      ------              -----              -----               ------              ------
      $1.50 - $2.50      95,000                .27              $1.66               95,000               $1.66
      =============      ======              =====              =====               ======              ======

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.71875 per share. At December 31, 2000 and 1999, 70,000 warrants remain outstanding. No warrants have been exercised to date. On December 7, 1999 the Board of Directors extended the December 31, 1999 expiration date to December 31, 2004. Using the Black-Scholes option pricing model, the fair market value of the 70,000 warrants at the December 7, 1999 extension date was calculated as approximately $77,700 with the following assumptions: 46% volatility, 4.5 years expected life, and a 5.86% risk free interest rate. The fair value of the warrants represents an original issue discount which is being amortized over the remaining term of the bonds payable.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2000 and 1999 totaled approximately $312,000 and $297,000, respectively. Cash paid for income taxes during 2000 and 1999 totaled approximately zero and $107,000 respectively. Cash received for refunds of income taxes totaled approximately $303,000 and zero in 2000 and 1999.

In connection with the extension of the expiration date on common stock warrants (see Notes 6(b) and 9(b), the estimated fair value of the warrants of $77,700 was recorded as original issue discount on bonds payable and additional paid-in capital.

NOTE 11 - RELATED PARTY TRANSACTIONS

(a) CASH ADVANCES

During 2000, Mosler and Consulier continued to incur certain joint costs and expenses incurred in the normal course of business. Mosler owed Consulier $30,364 and $1,091,054, due on demand, at December 31, 2000 and 1999 respectively, resulting from these transactions. Interest was accrued on the outstanding balance at monthly LIBOR (6.77875% at December 31, 2000) see Note 11
(c)(1).

(b) OTHER

For other related party transactions see Notes 5, 6, and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                      December 31,
                                           --------------------------------
                                              2000                  1999
                                           ----------            ----------
        Mosler (see (c)(1) below)          $1,748,357            $2,500,000
        MACC (see (c) (2) below)                   --               430,559
                                           ----------            ----------
                                            1,748,357             2,930,559
         Less excess of face
               amount of note over
               carrying cost of
               real estate                   (758,202)             (758,202)
                                           ----------            ----------
        Notes receivable                   $  990,155            $2,172,357
                                           ==========            ==========

Interest income relating to the above notes totaled $179,339 in 2000 and $153,429 in 1999.

(c)(1) SALE AND LEASEBACK OF REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000, with interest at one month LIBOR (6.77875% at December 31, 2000). Principal on the note is payable at maturity in December 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

In November 2000, Mosler made a payment of $2,000,000 on his note receivable, including $1,248,357 of interest and $751,643 of principal.

(c)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to MACC. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrues interest at an annual rate of one month LIBOR (6.77875% at December 31, 2000).

The note is payable on May 11, 2001, and has an outstanding balance of $430,559 at December 31, 2000.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                               As of and for the
                                            Year ended December 31,
                                       ---------------------------------
                                           2000                  1999
                                       ------------         ------------
REVENUES AND INVESTMENT INCOME:
Automotive parts distribution          $  3,027,760         $  3,016,377
Household and tool products (a)               7,114               51,833
Investments                               1,124,247            1,162,807
Corporate                                     7,536                8,185
                                       ------------         ------------
                                       $  4,166,657         $  4,239,202
                                       ============         ============

OPERATING PROFITS (LOSSES):
Automotive parts distribution          $   (576,462)        $ (1,431,082)
Household and tool products (a)            (800,743)            (416,043)
Investments                               1,236,159            1,205,160
Corporate                                  (681,828)            (511,639)
                                       ------------         ------------
                                           (828,874)          (1,153,604)
Interest, net                               (52,319)             (82,708)
Other                                       177,507              113,631
                                       ------------         ------------
Loss before income taxes               $   (697,686)        $ (1,122,681)
                                       ============         ============

IDENTIFIABLE ASSETS:
Automotive parts distribution          $  3,712,810         $  3,630,019
Household and tool products (a)               3,440              782,824
Investments                               2,507,443            2,379,606
Corporate                                 2,392,281            3,934,687
                                       ------------         ------------
                                       $  8,615,974         $ 10,727,136
                                       ============         ============

(a) see Notes 3 and 4 for a discussion of inventory write-down and asset impairment charges recorded in 2000 in the Household and Tool Products segment.

Approximately 10% of the Automotive parts distribution Company's sales were to Pioneer Industries in 2000 and Transtar Industries in 1999.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LOSS PER SHARE

                                                    Year ended December 31,
                                                  ---------------------------
                                                      2000           1999
                                                  -----------     -----------
Numerator:
     Net loss,
     Numerator for basic and diluted
     loss per share                               $  (522,066)    $  (655,187)

Denominator:
     Denominator for basic loss
     per share - weighted - average shares          4,920,700       4,889,021

     Denominator for diluted loss
     per share - adjusted weighted - average
     shares                                         4,920,700       4,889,021
                                                  ===========     ===========


Basic loss per share                              $      (.11)    $      (.13)

Diluted loss per share                            $      (.11)    $      (.13)

Options to purchase 15,000 shares of common stock at $2.50 per share in 2000 and options to purchase 35,000 shares of common stock in 1999 at prices ranging from $2.19 to $2.50 per share in 1999 were not included in the computation of diluted loss per share because the effect would be antidilutive. Options and warrants to purchase 150,000 and 233,512 shares of common stock at prices ranging from $1.25 to $1.72 per share were not included in the 2000 and 1999 computations of diluted loss per share as the effect would be antidilutive.

NOTE 14 -  CAPITAL STOCK

During 2000, former employees of Consulier, who are now employees of MACC, exercised stock option agreements with the Company, 61,232 shares of restricted common stock were issued as a result.

Consulier loaned a total of $76,540 to these individuals to allow them to exercise their options and purchase the restricted common stock. Eash person signed a promissory note with an interest rate of 8% per annum. The note is secured by the maker pursuant to the terms of the stock pledge agreement between the maker and the holder.

NOTE 15 - CASUALTY LOSSES

A casualty loss in the amount of $1,092,586 was caused by Hurricane Irene which made landfall in Miami (location of Southeast's facility) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The majority of the damage was to the CRA-Z Soap inventory.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon further inspection and evaluation during the latter part of April 2000, management estimated that the remaining CRA-Z Soap located at Southeast was unsaleable. The product's unique fragrance was severely impaired by the conditions that were a result of the hurricane: Also, it was determined the soap was unsaleable because of discoloration, a change in texture and the stoap stuck to packaging. The $506,937 change in estimate, representing the remaining CRA-Z Soap inventory held at Southeast, was recorded as a casualty loss during the three months ended March 31, 2000.

On March 22, 2001, the Court entered an omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and a Final Declaratory Judgment in favor of Southeast against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by a hurricane, and noted "there is no dispute that the rainfall associated with Hurricane Irene caused the damage to Plaintiff's (Southeast Automotive Acquisition Corp.) property". The Company intends to file a motion for attorneys' fees associated with the litigation as further provided in the Court's Order. The Court did not rule on the amount of the damages sustained by Southeast, and accordingly, the Company is pursuing this issue vigorously and will continue to do so. Although the outcome of any litigation is uncertain, and acknowledging American States Insurance Company's right to appeal the Final Declaratory Judgment, management believes that the Company has a high likelihood of a favorable outcome in this claim.

See Note 2 regarding a casualty loss incurred in October, 2000.

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

10(q)         Employment Agreement dated May 16, 1994, between George E. Mount and Consulier wherein George E. Mount is hired as President and
              CEO for a term of two years (3)
10(r)         Purchase and Royalty Agreement between Masters Marketing and
              Development, Inc., and Southeast Automotive Acquisition
              Corporation, dated April 11, 1996, concerning CRA-Z Soap hand cleaner. (3)
20            Notice of corporate action regarding election of new directors (4)
21            List of subsidiaries of Consulier (see page E-3)
99(a)         Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)


------------------------
1 - Incorporated by reference to Registrant's Registration Statement on Form S-18, effective May 25, 1989

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