Form 10QSB
period 2001-03-31
CONSULIER ENGINEERING INC
filed 2001-05-21
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

  [X]    QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                 (561) 842-2492
                           ---------------------------
                           (Issuer's telephone number)


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

AS OF MAY 17, 2001, THERE WERE 4,951,150 OUTSTANDING SHARES OF COMMON STOCK, PAR VALUE $0.01 PER SHARE.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART-I.  FINANCIAL INFORMATION
                                                                            Page
                                                                            ----

Item 1.  Financial Statements

       Consolidated Balance Sheets at March 31, 2001
         and December 31, 2000 .............................................  3

       Consolidated Statements of Operations for the
         three months ended March 31, 2001
         and 2000 ..........................................................  4

       Consolidated Statements of Cash Flows for the
         three months ended March 31,2001
         and 2000 ..........................................................  5

       Notes to Consolidated Financial
         Statements ........................................................  6


Item 2.  Management's Discussion and Analysis or
                  Plan of Operation ........................................ 10


PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 13

Item 2.  Changes in Securities ............................................. 14

Item 3.  Defaults upon Senior Securities ................................... 14

Item 4.  Submission of Matters to a Vote of Security
           Holders ......................................................... 14

Item 5.  Other Information ................................................. 14

Item 6.  Exhibits and Reports on Form 8-K .................................. 14

SIGNATURES ................................................................. 15

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,               DECEMBER 31,
ASSETS                                                                          2001                       2000
                                                                        --------------------         ----------------
                                                                             (UNAUDITED)
CURRENT:
  Cash                                                                   $           565,149          $       418,634
  Receivables, net                                                                   457,056                1,213,967
  Receivables - related parties                                                      478,072                  460,923
  Inventories  (Note 2)                                                            1,151,805                1,167,793
  Other current assets                                                                16,340                   15,226
                                                                         --------------------         ----------------

                                                                                   2,668,422                3,276,543
        TOTAL CURRENT ASSETS

  Property and equipment, net                                                      1,422,882                1,438,185
  Limited partnership interests                                                    2,569,700                2,507,443
  Notes receivable - related parties                                                 990,155                  990,155
  Deferred income taxes                                                              390,827                  403,648
                                                                         --------------------         ----------------
                                                                         $         8,041,986          $     8,615,974
                                                                         ====================         ================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT :

  Accounts payable and accruals                                          $           460,447          $     1,002,537
  Notes payable - banks                                                            1,000,000                1,047,681
                                                                         --------------------         ----------------

        TOTAL CURRENT LIABILITIES                                                  1,460,447                2,050,218

  Bonds payable                                                                      796,725                  792,840
                                                                         --------------------         ----------------

        TOTAL LIABILITIES                                                          2,257,172                2,843,058

STOCKHOLDERS' EQUITY:
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares
    Issued --- 5,198,298 shares                                                       51,983                   51,983
   Additional paid-in capital                                                      3,110,700                3,110,700
   Retained earnings                                                               3,194,486                3,190,636
                                                                         --------------------         ----------------
                                                                                   6,357,169                6,353,319

  Less:  Treasury stock at cost - 247,148 shares                                    (468,363)                (468,363)
               Other comprehensive loss                                              (27,452)                 (35,500)
               Notes receivable for common stock                                     (76,540)                 (76,540)
                                                                          -------------------          ---------------

        TOTAL STOCKHOLDERS' EQUITY                                                 5,784,814                5,772,916
                                                                          -------------------          ---------------

                                                                          $        8,041,986           $    8,615,974
                                                                          ===================          ===============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                            ---------------------------------------------
                                                                                 2001                         2000
                                                                            --------------                ---------------
                                                                                             (UNAUDITED)
REVENUES:
  Net sales                                                                 $     840,894                 $      785,997
                                                                            --------------                ---------------


OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                                              500,859                        425,761
  Selling, general and administrative                                             500,226                        515,636
                                                                            --------------                ---------------

                                                                                1,001,085                        941,397
                                                                            --------------                ---------------

    Operating loss                                                               (160,191)                      (155,400)
                                                                            --------------                ---------------

OTHER INCOME (EXPENSE):

 Investment income-related party                                                   86,086                        336,369
 Interest income-related parties                                                   37,833                         60,100
 Interest expense-other                                                           (36,482)                       (76,417)
 Undistributed earnings of equity investee                                         47,957                             --
 Casualty loss                                                                         --                       (537,826)
 Other income                                                                      36,080                         21,932
                                                                            --------------                ---------------

                                                                                  171,474                       (195,842)
                                                                            --------------                ---------------


Income (loss) before income taxes                                                  11,283                       (351,242)
Income tax provision (benefit)                                                      7,433                       (132,000)
                                                                            --------------                ---------------


Net income (loss)                                                           $       3,850                 $     (219,242)
                                                                            ==============                ===============



Basic and diluted earnings (loss) per share (Note 4)                        $        0.00                 $        (0.04)
                                                                            ==============                ===============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                               -------------------------------------------
                                                                                               (UNAUDITED)
                                                                                   2001                          2000
                                                                               -------------                 -------------
OPERATING ACTIVITIES:

Net income (loss)                                                              $       3,850                 $    (219,242)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operations:
  Depreciation                                                                        27,526                        27,365
  Amortization                                                                         3,885                         8,643
  Provision (recovery) for doubtful accounts                                          (8,000)                           --
  Investment income - related party                                                  (86,086)                     (336,369)
  Undistributed earnings of equity investee                                          (47,957)                           --
  Casualty loss                                                                           --                       537,826
  Deferred income taxes                                                               14,423                      (132,000)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                               719,312                      (147,767)
    Decrease (increase) in inventories                                                15,988                       (84,653)
    Increase in other current assets                                                  (1,114)                       (3,450)
    Decrease  in accounts payable and accruals                                      (542,090)                      (77,475)
                                                                               --------------                -------------

NET CASH PROVIDED BY (USED IN) OPERATIONS                                             99,737                      (427,122)
                                                                               --------------                --------------

INVESTING ACTIVITIES:
  Property and equipment additions, net of  dispositions                             (12,223)                      (19,246)
  Distributions from partnership interest                                            123,831                       292,985
  Net repayment on related party loans                                               (17,149)                           --
  Investment in limited partnerships                                                      --                       (26,039)
                                                                               --------------                --------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                             94,459                       247,700
                                                                               --------------                --------------

FINANCING ACTIVITIES:
  Net borrowings of bank and other loans                                             (47,681)                      (30,000
  Repayments, borrowings of related parties                                               --                       178,052
                                                                               --------------                --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                  (47,681)                      148,052
                                                                               --------------                --------------

INCREASE (DECREASE)  IN CASH                                                         146,515                       (31,370)
CASH, BEGINNING OF PERIOD                                                            418,634                        80,097
                                                                               --------------                --------------

CASH, END OF PERIOD                                                            $     565,149                 $      48,727
                                                                               ==============                ==============



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          (UNAUDITED) - MARCH 31, 2001

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the "Company") and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation ("Southeast"), Consulier Business Services, Inc., and C-6 Products, Inc. All intercompany balances and transactions have been eliminated.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                March 31,             December 31,
                                  2001                   2000
                               ----------             ------------

 Raw materials                 $   11,151             $    3,869
 CRA-Z Soap                        37,108                 62,339
 Finished goods                 1,233,546              1,231,585
 Obsolescence reserve            (130,000)              (130,000)
                               ----------             ----------
                               $1,151,805             $1,167,793
                               ==========             ==========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe Systems, LLC. BioSafe Systems, LLC's ("BioSafe")total assets (unaudited) at March 31, 2001 and December 31, 2000, were approximately $931,000 and $783,000 respectively. The BioSafe investment is recorded at $475,260 at March 31, 2001 and $427,303 at December 31, 2000. Equity in income for the first quarter of 2001 was $47,957. These investments are accounted for under the equity method. Following is a summary of the operations of AVM (in thousands):

                                            Three Months Ended
                                                March  31,
                                     2001                      2000
                                   ---------------------------------

Revenue                            $ 6,458                   $ 7,801
Costs and expenses                   5,442                     3,843
                                   -------                   -------
Net income                         $ 1,016                   $ 3,958
                                   =======                   =======
Consulier's share of
       earnings                    $    86                   $   336


Consulier owned approximately 10% of AVM's capital as of March 31, 2001 and 2000. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 9% of AVM's earnings at March 31, 2001 and 2000, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)

NOTE 4. EARNINGS (LOSS) PER SHARE

                                                   Three Months Ended
                                                        March  31,
                                               2001                  2000
                                           ---------------------------------
Numerator:
   Net income (loss),
   numerator for basic and diluted
   earnings (loss)per share                   $3,850              $(219,242)

Denominator:
   Denominator for basic earnings (loss)
   per share, weighted - average shares    4,951,150              4,889,918

 Effect of dilutive securities:
   Stock options                              17,904                     --
   Warrants                                    7,742                     --
                                           ---------             ----------

Dilutive potential common shares              25,646                     --

  Denominator for diluted earnings
  (loss) per share, adjusted
  weighted - average shares                4,976,796              4,889,918
                                           =========              =========

     Basic earnings (loss) per share         $0.00                 ($0.04)

     Diluted earnings (loss) per share       $0.00                 ($0.04)


Options to purchase 10,000 and 35,000 shares of common stock at prices ranging from $1.50 to $2.50 per share were not included for both three month periods ended March 31, 2001 and 2000 in the computation of diluted (loss) earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options and warrants to purchase 233,512 shares of common stock at prices ranging from $1.25 to $1.72 per share were not included in the March 31, 2000 computation of diluted loss per share as the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Consulier Engineering, Inc. ("Consulier") experienced net income for the first quarter of 2001 in the amount of $3,850 compared to a net loss of ($219,242) in the first quarter of 2000.

Revenues increased 7% or $54,897 in the first quarter of 2001 compared to the first quarter of 2000. Most of the increase was due to new CRA-Z Soap sales of $51,426, as a result of the Company's recently formed strategic sales alliances.

Net sales of the Company's wholly owned subsidiary, Southeast Automotive (Automotive Parts distribution segment) increased by 1% or $9,422 to $787,688 compared to $778,246 in the first quarter of 2000. Selling, general and administrative expenses decreased by $64,796 or (18%) to $303,399, due primarily to a reduction of payroll of approximately $20,000, a decrease of advertising and tradeshow expense of $10,500, travel and entertainment cost reductions of approximately $8,000 and other miscellaneous items contributing to the remainder.

Southeast Automotive recorded a profit before interest and taxes of $52,183 for the first quarter of 2001, and a net loss before taxes of $(50,807) after $102,990 of interest charges. In the first quarter of 2001 C-6 Products had an operating loss of $9,000 compared to an operating loss in the first quarter of 2000 of $17,726.

Investment income from Consulier's AVM limited partnership (Investments segment) interest was $86,086 in 2001, a decrease of 74% from 2000 income of $336,369. The first quarter of 2001 annualized return on investments was 17% compared to 65% in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, Consulier's cash totaled $565,149 as compared to $418,634 at December 31, 2000. During the quarter, Consulier's cash increased $146,515. Net cash provided by operations increased to $99,737 in the first quarter of 2001 compared to cash used in operations of $427,122 in the first quarter of 2000. The change from cash used in operations to cash provided by operations is due primarily to receipt of an insurance claim of approximately $621,000 in January 2001 for damage from excessive rains to the Southeast warehouse in October 2000. Net cash provided by investing activities decreased from $247,700 in the first quarter of 2000 to $94,459 in the first quarter of 2001. The decrease was primarily the result of a $169,117 decrease in distributions from AVM. Net cash from financing activities decreased by approximately $196,000 from the first quarter of 2000 to the first quarter of 2001, due primarily to $178,000 of related party borrowings in 2000 compared to $0 in 2001. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

FUTURE OUTLOOK

Based on AVM's current operations and operating results over the past five years, management expects continued positive annualized returns in 2001 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced an increase in sales in the first quarter of 2001, due to the reorganization of the sales department and training of salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast expects increased sales of its auto parts, Southeast tools, and plastic component parts as a result of training the sales staff to be more effective in their efforts.

Consulier received its initial shipment of the newly packaged Captain CRA-Z Hand and All Purpose Soap in October 2000. This consisted of 50 tons of soap made with the new formula developed by Consulier. The soap was tested with success in November and December before becoming available for sale on a larger scale in January 2001. A new order of Captain CRA-Z Soap with a cost of approximately $150,000 is currently being processed by Consulier's supplier and is expected to be received in July 2001. This inventory is needed to facilitate the anticipated sales volume increase from our strategic alliances with Veridien Corp.("Veridien") of St. Petersburg, Florida and Norpak Manufacturing Inc. ("Norpak") of Toronto, Canada.

Veridien and Norpak are working with Consulier to launch the Captain CRA-Z Soap product to National and Regional retailers and major distributors during 2001.

On October 31, 1997, Consulier purchased a 40% equity interest in BioSafe Systems, LLC., a Connecticut limited liability corporation ("BioSafe"). Biosafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides.

BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In addition, BioSafe has established distribution in Central and South America. Product registrations have been secured in Costa Rica, Colombia and Ecuador.

BioSafe is expected to continue to grow at a slow and steady pace. In the first quarter of 2001 BioSafe had net income of $119,894 of which Consulier recorded 40% or $47,957 as undistributed earnings of equity investee.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements. Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in BioSafe and AVM and the marketing of Consulier's Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company. On October 15, 1999 the Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The Company began litigation (Southeast Automotive Acquisition Corp. vs. American States Insurance Company) in Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida on February 1, 2000 against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss of approximately $1.8 million. The insurance company transferred the claim to the United States District Court for the Southern District of Florida and disputed the claim on the theory that the loss due to hurricane damage was not a covered loss under the policy of insurance it issued to Southeast Automotive Acquisition Corp.

On March 22, 2001, the Court entered an Omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and Final Declaratory Judgment in favor of Southeast Automotive Acquisition Corp. against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by hurricane, and noted "there is no dispute that the rainfall associated with Hurricane Irene caused the damage to Plaintiff's (Southeast Automotive Acquisition Corp.) property". The Company filed a Motion for Attorney's Fees associated with the litigation as further provided in the Court's Order. The Court did not rule on the amount of the damages sustained by Southeast Automotive Acquisition Corp., which must be paid by American States Insurance Company pursuant to its policy of insurance; and, accordingly, the Company is pursuing this issue vigorously and will continue to do so. Negotiations are currently underway with American States Insurance Company to reach an amicable resolution of this issue, but if such resolution is not reached, the Company intends to institute additional litigation against American States Insurance Company to obtain a judicial determination of its damages under the subject insurance policy. Although the outcome of any litigation is uncertain, and acknowledging American States Insurance Company's right to appeal, it is felt that the Company has a high likelihood of a favorable outcome in this claim.

ITEM 2. CHANGES IN SECURITIES

During the first quarter of 2001 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 2001, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the first quarter of 2001, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

             None

         (b) CURRENT REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CONSULIER ENGINEERING, INC.
                                                        (Registrant)




                                                  By:   /s/  Ralph D. Butler
                                                       -------------------------
Date: May 18, 2001                                     Ralph D. Butler
                                                       Secretary/Treasurer
                                                       Chief Financial Officer