Form 10QSB
period 2001-06-30
CONSULIER ENGINEERING INC
filed 2001-08-17
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  [X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

  [ ]              TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       -------

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                              59-2556878
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2391 Old Dixie Highway, Riviera Beach, FL                        33404
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

As of August 6, 2001, there were 4,951,150 outstanding shares of common stock, par value $0.01 per share.

                CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----

Item 1.  Financial Statements

       Consolidated Balance Sheets at June 30, 2001
         (Unaudited) and December 31, 2000. . . . . . . . .         3

       Consolidated Statements of Operations for the
         three and six month periods ended June 30,
         2001 and 2000 (Unaudited) . . . . . . . . . . . .          4

       Consolidated Statements of Cash Flows for the
         six months ended June 30, 2001
         and 2000 (Unaudited) . . . . . . . . . . . . . . .         5

       Notes to Consolidated Financial
         Statements (Unaudited). . . . . . . . . . . . . .          6


Item 2.  Management's Discussion and Analysis or
           Plan of Operation  . . . . . . . . . . . . . .           9


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .         12

Item 2.  Changes in Securities . . . . . . . . . . . . . .         12

Item 3.  Defaults upon Senior Securities . . . . . . . . .         12

Item 4.  Submission of Matters to a Vote of Security
           Holders  . . . . . . . . . . . . . . . .  . . .         12

Item 5.  Other Information . . . . . . . . . . . . . . . .         12

Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . .         13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . .  . .         14

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,             DECEMBER 31,
                                                                                 2001                   2000
                                                                          ---------------         --------------
                                                                             (UNAUDITED)
 ASSETS

 CURRENT:
  Cash                                                                     $       306,582          $     418,634
  Due from principal shareholder                                                   384,509                     --
  Receivables, net                                                                 666,693              1,213,967
  Receivables - related parties                                                    490,751                460,923
  Inventories  (Note 2)                                                          1,144,755              1,167,793
  Other current assets                                                              14,376                 15,226
                                                                           ---------------          -------------

        TOTAL CURRENT ASSETS                                                     3,007,666              3,276,543

  Property and equipment, net                                                    1,410,109              1,438,185
  Limited partnership interests                                                  2,501,500              2,507,443
  Notes receivable - related parties                                               990,155                990,155
  Deferred income taxes                                                            108,789                403,648
                                                                           ---------------          -------------
                                                                           $     8,018,219          $   8,615,974
                                                                           ===============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT:
  Accounts payable and accruals                                                   $416,160             $1,002,537
  Income taxes payable                                                             333,558                     --
  Notes payable - banks                                                                 --              1,047,681
                                                                           ---------------          -------------

        TOTAL CURRENT LIABILITIES                                                  749,718              2,050,218

  Bonds payable                                                                    300,610                792,840
                                                                           ---------------          -------------

        TOTAL LIABILITIES                                                        1,050,328              2,843,058
                                                                           ---------------          -------------

 STOCKHOLDERS' EQUITY:
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares
    Issued --- 5,198,298 shares                                                     51,983                 51,983
   Additional paid-in capital                                                    3,110,700              3,110,700
   Retained earnings                                                             4,379,538              3,190,636
                                                                           ---------------          -------------
                                                                                 7,542,221              6,353,319

  Less:  Treasury stock at cost - 247,148 shares                                  (468,363)              (468,363)
               Other comprehensive loss                                            (29,427)               (35,500)
               Notes receivable for common stock                                   (76,540)               (76,540)
                                                                           ---------------          -------------

        TOTAL STOCKHOLDERS' EQUITY                                               6,967,891              5,772,916
                                                                           ---------------          -------------


                                                                           $     8,018,219          $   8,615,974
                                                                           ===============          =============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                        JUNE 30,                       JUNE 30,
                                                           --------------------------------------------------------------
                                                                     (UNAUDITED)                    (UNAUDITED)
                                                               2001            2000            2001           2000

REVENUES:
  Net sales                                                    $922,451         $895,863     $1,763,345      $1,681,860
                                                           -------------  ---------------  -------------  -------------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                            556,152          533,173      1,057,015         958,934
  Selling, general and administrative                           508,051          467,558      1,008,277         983,194
  Provision for inventory losses                                     --          266,255             --         266,255
  Loss on impaired assets                                            --          472,727             --         472,727
                                                           ------------   --------------   ------------   -------------

                                                              1,064,203        1,739,713      2,065,292       2,681,110
                                                           ------------   --------------   ------------   -------------

    Operating loss                                             (141,752)        (843,850)      (301,947)       (999,250)
                                                           ------------   --------------   ------------   -------------

OTHER INCOME (EXPENSE):
 Investment income - related parties                            247,582          375,839        333,668         712,208
 Interest income - related parties                               32,452           66,058         70,285         126,158
 Interest expense                                               (32,570)         (85,401)       (69,052)       (161,818)
 Casualty Loss                                                       --               --             --        (537,826)
 Insurance recovery                                           1,750,000               --      1,750,000              --
 Undistributed loss of equity investee                          (65,015)              --        (17,058)             --
 Other income                                                    13,926           67,419         50,006          89,351
                                                           ------------   --------------   ------------   -------------

                                                              1,946,375          423,915      2,117,849        (228,073
                                                           ------------   --------------   ------------   -------------

Income (loss) before income taxes                             1,804,623        (4 19,935)     1,815,902        (771,177)
Income tax expense (benefit)                                    619,567         (157,191)       627,000        (289,191)
                                                           ------------   --------------   ------------   -------------


Net income (loss)                                          $  1,185,056   $     (262,744)  $  1,188,902   $    (481,986)
                                                           ============   ==============   ============   ==============



Basic and diluted earnings (loss) per share (Note 4)       $       0.24   $        (0.05)  $       0.24   $       (0.10)
                                                           ============   ==============   ============   ==============





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                    ------------------------------------
                                                                                 (UNAUDITED)
                                                                        2001                   2000
                                                                    ------------            ------------
OPERATING ACTIVITIES:

Net income (loss)                                                   $ 1,188,902             $  (481,986)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operations:
  Depreciation                                                           53,865                  58,122
  Amortization                                                            7,770                  31,346
  Provision (recovery) for doubtful accounts                             (4,699)                     --
  Undistributed loss of equity investee                                  17,058                      --
  Investment income - related party                                    (333,668)               (712,208)
  Impairment loss                                                            --                (289,191)
  Casualty loss                                                              --                 537,826
  Deferred income taxes                                                 289,817                 472,727
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                                  578,994                (254,577)
    Decrease in inventories                                              23,038                 114,535
    Increase in other current assets                                        850                  20,831
    (Decrease) increase in accounts payable and accruals               (252,819)                 25,625
                                                                    -----------             -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS                             1,569,108                (476,950)
                                                                    -----------             -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of  dispositions                (25,789)                (47,643)
  Distributions from partnership interest                               306,647                 637,244
  Increase in related party loans                                       (29,828)                     --
  Increase in due from principal shareholder                           (384,509)                     --
                                                                    -----------             -----------


NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (133,479)                589,601
                                                                    -----------             -----------

FINANCING ACTIVITIES:
  Net repayments of bank and other loans                             (1,047,681)                (60,570)
  Repayments, borrowings of related parties                                  --                 (22,766)
  Payments on bonds payable                                            (500,000)                     --
                                                                    -----------             -----------

NET CASH USED IN  FINANCING ACTIVITIES                               (1,547,681)                (83,336)
                                                                    -----------             -----------

(DECREASE) INCREASE IN CASH                                            (112,052)                 29,315
CASH, BEGINNING OF PERIOD                                               418,634                  80,097
                                                                    -----------             -----------

CASH, END OF PERIOD                                                 $   306,582             $   109,412
                                                                    ===========             ===========


                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

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

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                                  June 30,                December 31,
                                   2001                      2000
                                ----------                -----------

  Raw materials                 $   21,808                 $    3,869
  CRA-Z Soap                        11,559                     62,339
  Finished goods                 1,241,388                  1,231,585
  Obsolescence reserve            (130,000)                  (130,000)
                                ----------                 ----------
                                $1,144,755                 $1,167,793
                                ==========                 ==========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe Systems, LLC ("Biosafe"). BioSafe Systems, LLC's total assets (unaudited) at June 30, 2001 and December 31, 2000, were approximately $726,000 and $783,000 respectively. The BioSafe investment is recorded at $410,245 at June 30, 2001 and $427,303 at December 31, 2000. Equity loss for the first six months of 2001 was $17,058. These investments are accounted for under the equity method. Following is a summary of the operations
<<of AVM (in thousands):


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              JUNE 30,                       JUNE 30,
                                              ----------------------------------------------------------------
                                                     2001              2000             2001            2000
                                                --------------     --------------   -------------  ------------

Revenue                                         $      9,061       $      8,810     $    15,520    $     16,611
Costs and expenses                                     5,910              4,154          11,352           7,997
                                                ------------       ------------     -------------  ------------

Net income                                      $      3,151       $      4,656     $     4,168    $      8,614
                                                ============       ============     ===========    ============

Consulier's share of earnings                           $248               $376            $334            $712



Consulier owned approximately 10% of AVM's capital as of June 30, 2001 and 2000. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings at June 30, 2001 and 2000, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4. EARNINGS (LOSS) PER SHARE

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30
                                                          --------------------------------------------------------------
                                                               2001            2000            2001           2000
                                                           -------------  ---------------  -------------  ---------------
Numerator:
  Net income (loss),
  numerator for basic and diluted
  earnings (loss) per share                                  $1,185,056        ($262,744)    $1,188,902       ($481,986)

Denominator:
  Denominator for basic earnings (loss)
  per share, weighted - average shares                        4,951,150        4,930,962      4,951,150       4,906,357

  Effect of dilutive securities:
    Stock options                                                    --               --             --              --
    Warrants                                                     11,783               --          9,830              --
                                                           ------------    -------------    -----------     -----------

Dilutive potential common shares                                 11,783               --          9,830              --

  Denominator for diluted earnings
  (loss) per share, adjusted
  weighted - average shares                                   4,962,933        4,930,962      4,960,980       4,906,357
                                                           ============    =============    ===========     ===========

  Basic earnings (loss) per share                                 $0.24           ($0.05)         $0.24          ($0.10)

  Diluted earnings (loss) per share                               $0.24           ($0.05)         $0.24          ($0.10)


During the second quarter of 2001, 90,000 stock options expired unexercised.

Options to purchase 61,232 shares of the Company's common stock were exercised in the second quarter of 2000. In lieu of cash, the option holders issued notes payable to the Company, totaling $76,540, for a term of up to five years with interest at 8% for the exercise of the options. The Company is holding the stock certificates as collateral. Also during the quarter, 32,280 stock options expired unexercised.

Options to purchase 25,000 shares of the Company's common stock at prices ranging from $2.19 to $2.50 per share were not included for both the three and six month periods ended June 30, 2000 in the computation of diluted loss per share because the effect would be antidilutive. Options and warrants to purchase 150,000 shares of the Company's common stock at prices ranging from $1.50 to $1.72 per share were not included in the June 30, 2000 computations of diluted loss per share as the effect would be antidilutive.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5 - INSURANCE RECOVERY

On or about May 30, 2001, Consulier's wholly owned subsidiary, Southeast Automotive Acquisition Corporation, received $1,750,000 from American States Insurance Company in settlement of all claims relating to litigation concerning the insurance claim for property damage caused by rainfall associated with Hurricane Irene occurring in October 1999.

NOTE 6 - INVENTORY AND IMPAIRED ASSET LOSSES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to six months ended June 30, 2000.

During the six months ended June 30, 2001, sales and cost of goods sold increased $81,485 and $98,081, respectively, from the comparable amounts recorded during the six months ended June 30, 2000. Gross profit for the six months ended June 30, 2001, decreased $16,596 compared to the six months ended June 30, 2000. Gross profit earned on mounts decreased due to lower margins caused primarily by competition. During the six months ended June 30, 2001, selling, general and administrative expenses increased $25,083 over the comparable six month period ended June 30, 2000. This increase was primarily related to the development of the Company's European soap dispenser and CRA-Z Soap legal fees. The operating loss for the six months ended June 30, 2001 and 2000 was $301,947 and 999,250 respectively. Other income increased $2,345,922 in the first six months of 2001 primarily due to an insurance recovery of $1,750,000 received in May 2001 related to Hurricane Irene in 1999.

Three months ended June 30, 2001 compared to three months ended June 30, 2000.

During the quarter ended June 30, 2001, sales, cost of goods sold and gross profit increased $26,588, $22,979 and $3,609, respectively, from the comparable amounts recorded during the quarter ended June 30, 2000. The increases were primarily related to CRA-Z Soap sales, as a result of the Company's new sales alliances. Net income for the second quarter of 2001 was $1,185,056, or $0.24 per share compared to a loss of $262,744, or ($0.05) per share in the second quarter of 2000. This increase in net income is related to the insurance settlement of $1,750,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, Consulier's cash totaled $306,582 as compared to $418,634 at December 31, 2000. During the six months, Consulier's cash decreased $112,052. Net cash provided by operations increased to $1,569,108 in the first six months of 2001 compared to cash used in operations of $476,950 in the first six months of 2000. The change from cash used in operations to cash provided by operations is due primarily to receipt of the recovery from insurance claim of $1,750,000 and collections on accounts receivable. Net cash provided by investing activities decreased from $589,601 in the first six months of 2000 to cash used of $133,479 in the first six months of 2001. The decrease was primarily the result of a $330,597 decrease in distributions from AVM. Net cash from financing activities decreased by approximately $1,460,000 from the first six months of 2000 to the first six months of 2001, due to approximately $1,050,000 of repayments of loans and $500,000 in payments on bonds. The Company has relied on cash flows from its limited partnership investment in AVM supplemented, as necessary, by bank borrowings and loans from Chairman of the Board and CEO Warren B. Mosler to finance working capital and capital expenditures.

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

Consulier's automotive parts wholesale distribution business experienced a decrease in sales in the six months ended June 30, 2001. Due to the reorganization of the sales departments and training of salespeople, strengthening of existing product lines, and increased marketing and promotion, Southease expects increased sales of its auto parts, Southeast tools, and plastic component parts for the remainder of 2001.

Consulier received its initial shipment of the newly packaged Captain CRA-Z Hand and All Purpose Soap in October 2000. This consisted of 50 tons of soap made with the new formula developed by Consulier. The soap was tested with success in November and December before becoming available for sale on a larger scale in January 2001. First and second quarter 2001 sales of CRA-Z Soap were $51,426 and $53,313, respectively. A new order of Captain CRA-Z Soap with a cost of approximately $150,000 is currently being processed by Consulier's supplier and is expected to be received in October 2001. This inventory is needed to facilitate the anticipated sales volume increase from our strategic alliances with Veridien Corp.("Veridien") of St. Petersburg, Florida and Norpak Manufacturing Inc. ("Norpak") of Toronto, Canada.

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

BioSafe is expected to continue to grow at a slow and steady pace. In the first six months of 2001 BioSafe had a net loss of $24,945 of which Consulier recorded $17,058 as undistributed loss of equity investee.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2001, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

On or about May 30, 2001, the Company received $1,750,000 from American States Insurance Company in settlement of all of the Company's claims relating to litigation concerning the Company's insurance claim for property damage caused by rainfall associated with Hurricane Irene occurring in October 1999.

ITEM 2.  CHANGES IN SECURITIES

During the second quarter of 2001 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 2001, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS tO A VOTE OF SECURITY HOLDERS

During the second quarter of 2001, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

           None

     (b)   CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2001.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant, has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CONSULIER ENGINEERING, INC.
                                                      (Registrant)




                                              By:  /s/  Ralph D. Butler
                                                   -----------------------------
Date: August 17, 2001                              Ralph D. Butler
                                                   Secretary/Treasurer
                                                     Chief Financial Officer