Form 10QSB
period 2001-09-30
CONSULIER ENGINEERING INC
filed 2001-11-19
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

  [ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                             59-2556878
--------------------------------                         -------------------
(State or other incorporation or                          (I.R.S. Employer
jurisdiction of organization)                            Identification No.)

                2391 Old Dixie Highway, Riviera Beach, Fl 33404
--------------------------------------------------------------------------------
                    Address of principal executive offices)

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

           As of September 30, 2001, there were 4,951,150 outstanding shares of common stock, par value $0.01 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX


                                                                         Page
                                                                         ----
PART-I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2001
          (Unaudited) and December 31, 2000..............................  3

         Consolidated Statements of Income for the
          three and nine month periods ended September 30,
          2001 and 2000 (Unaudited)......................................  4

         Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001
          and 2000 (Unaudited)...........................................  5

         Notes to Consolidated Financial Statements......................  6

Item 2.  Management's Discussion
          and Analysis or Plan of Operation..............................  9

PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................  13

Item 2.  Changes in Securities..........................................  13

Item 3.  Defaults upon Senior Securities................................  13

Item 4.  Submission of Matters
           to a Vote of Security Holders................................  14

Item 5.  Other Information..............................................  14

Item 6.  Exhibits and Reports on Form 8-K...............................  14

SIGNATURES..............................................................  15

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         September 30,        December 31,
                                                              2001               2000
                                                         -------------        -----------
                                                          (Unaudited)
ASSETS
 Current:
  Cash                                                    $   133,712         $   418,634
  Due from principal shareholder                              856,140                  --
  Receivables, net                                            622,353           1,213,967
  Receivables - related parties                               497,125             460,923
  Inventories (Note 2)                                      1,341,223           1,167,793
  Other current assets                                          8,194              15,226
                                                          -----------         -----------
        TOTAL CURRENT ASSETS                              $ 3,458,747         $ 3,276,543
                                                          -----------         -----------
  Property and equipment, net                             $ 1,381,653         $ 1,438,185
  Limited partnership interests                             2,626,239           2,507,443
  Notes receivable - related parties                          990,155             990,155
  Deferred income taxes                                       169,000             403,648
                                                          -----------         -----------
                        TOTAL ASSETS                      $ 8,625,794         $ 8,615,974
                                                          -----------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
 Current:
  Accounts payable and accruals                           $   402,843         $ 1,002,537
  Income taxes payable                                        626,000                  --
  Notes payable - banks                                            --           1,047,681
                                                          -----------         -----------
        TOTAL CURRENT LIABILITIES                         $ 1,028,843         $ 2,050,218
  Bonds payable                                               304,495             792,840
                                                          -----------         -----------
                        TOTAL LIABILITIES                 $ 1,333,338         $ 2,843,058
                                                          -----------         -----------

 STOCKHOLDERS' EQUITY:
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,198,298 shares                           $    51,983         $    51,983
  Additional paid-in capital                                3,110,700           3,110,700
  Retained earnings                                         4,710,071           3,190,636
                                                          -----------         -----------
                                                          $ 7,872,754         $ 6,353,319
  Less: Treasury stock at cost - 247,148 shares              (468,363)           (468,363)
              Other comprehensive loss                        (35,395)            (35,500)
              Notes receivable for common stock               (76,540)            (76,540)
                                                          -----------         -----------
                        TOTAL STOCKHOLDERS' EQUITY        $ 7,292,456         $ 5,772,916
                                                          -----------         -----------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $ 8,625,794         $ 8,615,974
                                                          -----------         -----------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                -------------------------------         -------------------------------
                                                   2001                2000                 2001                2000
                                                -----------         -----------         -----------         -----------
                                                                            (Unaudited)

REVENUES:
  Net sales                                     $   737,597         $   708,672         $ 2,500,942         $ 2,390,532
                                                -----------         -----------         -----------         -----------
OPERATING COSTS AND EXPENSES:
  Cost of goods sold                            $   453,137         $   409,147         $ 1,510,152         $ 1,368,081
  Selling, general and administrative               429,259             412,812           1,437,536           1,396,006
  Provision for inventory losses                         --                  --                  --             266,255
  Loss on impaired assets                                --                  --                  --             472,727
                                                -----------         -----------         -----------         -----------
      TOTAL OPERATING COSTS AND EXPENSES        $   882,396         $   821,959         $ 2,947,688         $ 3,503,069
                                                -----------         -----------         -----------         -----------
    Operating loss                              $  (144,799)        $  (113,287)        $  (446,746)        $(1,112,537)

OTHER INCOME (EXPENSE):
 Investment income - related parties            $   520,626         $   196,777         $   854,294         $   908,985
 Interest income - related parties                   23,935              71,642              94,220             197,800
 Interest expense                                    (6,433)            (78,794)            (75,485)           (240,612)

 Casualty loss                                           --                  --                  --            (537,826)

 Insurance recovery                                      --                  --           1,750,000                  --

 Undistributed income of equity investee            134,307                  --             117,249                  --
 Other income                                        36,122               1,760              86,128              91,111
                                                -----------         -----------         -----------         -----------
         TOTAL OTHER INCOME (EXPENSE)           $   708,557         $   191,385         $ 2,826,406         $   419,458
                                                -----------         -----------         -----------         -----------
Income (loss) before income taxes               $   563,758         $    78,098         $ 2,379,660         ($  693,079)
Income tax provision (benefit)                      233,225              29,232             860,225            (259,959)
                                                -----------         -----------         -----------         -----------
               NET INCOME (LOSS)                $   330,533         $    48,866         $ 1,519,435         ($  433,120)
                                                -----------         -----------         -----------         -----------
           Basic and diluted earnings
           (loss) per share (Note 4)            $      0.07         $      0.01         $      0.31         ($     0.09)



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Nine Months Ended
                                                               ---------------------------------
                                                               September 30,       September 30,
                                                                    2001                2000
                                                               --------------      -------------
                                                                 Unaudited
OPERATING ACTIVITIES:

Net income (loss)                                               $ 1,519,435         $  (433,120)
Adjustments to reconcile net income (loss)
to net cash used in operations:
  Depreciation                                                       80,203              87,061
  Amortization                                                       11,655              56,065
  Provision for doubtful accounts                                    13,651                  --
  Undistributed income of equity investee                          (117,249)                 --
  Investment income - related party                                (854,294)           (908,985)
  Casualty loss                                                          --             537,826
  Provision for inventory losses                                         --             266,255
  Impairment loss                                                        --             472,727
  Deferred income taxes                                             234,648            (259,959)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables                              576,521            (230,136)
    Decrease (increase) in inventories                             (173,430)           (148,347)
    Decrease (increase) in other current assets                       7,032                  --
    (Decrease) increase in accounts payable and accruals           (615,078)            (99,148)
    Increase in income taxes payable                                626,000                  --
                                                                -----------         -----------
                                                                $ 1,309,094         ($  659,761)
NET CASH PROVIDED BY (USED) IN OPERATIONS

INVESTING ACTIVITIES:

  Property and equipment additions, net of dispositions             (23,672)            (63,422)
  Distributions from partnership interest                           854,294             871,285
  Increase in related party loans, net                              (20,817)                 --
  Increase in due from principal shareholder                       (856,140)                 --
                                                                -----------         -----------
                                                                ($   46,335)        $   807,863
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES
FINANCING ACTIVITIES:

  Net repayments of bank and other loans                         (1,047,681)            (89,894)
  Payments on bonds payable                                        (500,000)                 --
  Repayments, borrowings of related parties                              --              (3,879)
                                                                -----------         -----------
NET CASH USED IN FINANCING ACTIVITIES                           $(1,547,681)        $   (93,773)
                                                                -----------         -----------
                                                                   (284,922)             54,329
                     (DECREASE) INCREASE IN CASH
                           CASH, BEGINNING OF PERIOD            $   418,634         $    80,097
                                                                -----------         -----------
                           CASH, END OF PERIOD                  $   133,712         $   134,426
                                                                ===========         ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include CONSULIER ENGINEERING, INC. (the "Company" or "Consulier") and its wholly-owned subsidiaries, SOUTHEAST AUTOMOTIVE ACQUISITION CORPORATION ("Southeast"), CONSULIER BUSINESS SERVICES, INC., ("CBSI") and C-6 PRODUCTS, INC ("C-6"). All intercompany balances and transactions have been eliminated.

NOTE 2. INVENTORIES

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. Major classes of inventory are summarized as follows:

                         September 30, 2001        December 31, 2000
                         ------------------        -----------------

Finished goods              $ 1,445,833              $ 1,231,585
Raw materials                    19,301                    3,869
Soap                              6,089                   62,339
Obsolescence reserve           (130,000)                (130,000)
                            -----------              -----------
              TOTAL         $ 1,341,223              $ 1,167,793
                            ===========              ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LIMITED PARTNERSHIP INTERESTS

The limited partnership interests consist of Consulier's investment in AVM, L.P. ("AVM") and a 40% interest in BioSafe Systems, LLC ("BioSafe"). BioSafe's total assets (unaudited) at September 30, 2001 and December 31, 2000, were approximately $1,122,200 and $783,000, respectively. The BioSafe investment is recorded at $544,552 at September 30, 2001 and $427,303 at December 31, 2000. Equity in income for the first nine months of 2001 was $117,249. These investments are accounted for under the equity method.

Following is a summary of the operations of AVM (in thousands):


                                       Three Months Ended             Nine Months Ended
                                          September 30,                 September 30,
                                     ----------------------        ----------------------
                                      2001           2000           2001           2000
                                     -------        -------        -------        -------
Revenue                              $13,500        $ 6,970        $29,020        $23,581
Costs and expenses                     6,903          4,472         18,256         12,469
                                     -------        -------        -------        -------

Net income                           $ 6,597        $ 2,498        $10,764        $11,112
                                     -------        -------        -------        -------

Consulier's share of earnings        $   521        $   197        $   854        $   909
                                     =======        =======        =======        =======



Consulier owned approximately 10% of AVM's capital as of September 30, 2001 and 2000. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings at September 30, 2001 and 2000, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. EARNINGS (LOSS) PER SHARE


                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                         September 30
                                               ------------------------------        ------------------------------
                                                  2001               2000               2001               2000
                                               -----------        -----------        -----------        -----------
Numerator:
  Net income (loss),
  Numerator for basic and diluted
  earnings (loss) per share                    $   330,533        $    48,866        $ 1,519,435        ($  433,120)

Denominator:
  Denominator for basic earnings (loss)
  per share, weighted - average shares           4,951,150          4,951,150          4,951,150          4,924,109

  Effect of dilutive securities:
    Stock options                                       --                 --                 --                 --
    Warrants                                        12,342                                10,691
                                               -----------        -----------        -----------        -----------
Dilutive potential common shares                    12,342                  0             10,691                  0

  Denominator for diluted earnings
  (loss) per share, adjusted
  weighted - average shares                      4,963,492          4,951,150          4,961,841          4,924,109
                                               -----------        -----------        -----------        -----------

  Basic earnings (loss) per share                     0.07               0.01               0.31              (0.09)
                                               -----------        -----------        -----------        -----------

  Diluted earnings (loss) per share                   0.07               0.01               0.31              (0.09)
                                               ===========        ===========        ===========        ===========


During the month of April 2001, all remaining stock options expired unexercised.

Options to purchase 61,232 shares of the Company's common stock were exercised in the second quarter of 2000. In lieu of cash, the option holders issued notes payable to the Company, totaling $76,540, for a term of up to five years with interest at 8% for the exercise of the options. The Company is holding the stock certificates as collateral.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. - INVENTORY AND IMPAIRED ASSET LOSSES

During June 2000, management determined that the remaining inventory of C-6's product line (Tool Topper, Laddertop, and Workstation), should be written down by $266,255. Additionally, the tooling for the product had suffered an impairment loss of $472,727. Both losses are recorded in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE FIRST NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE FIRST NINE MONTHS ENDED SEPTEMBER 30, 2000:

During the nine months ended September 30, 2001, sales and cost of goods sold increased $110,410 and $142,071, respectively, from the comparable amounts recorded during the nine months ended September 30, 2000. Gross profit for the nine months ended September 30, 2001, decreased $31,661 compared to the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, selling, general and administrative expenses increased $41,530 over the comparable nine months ended September 30, 2000. The operating loss for the nine months ended September 30, 2001 and 2000 was $446,746 and $1,112,537 respectively. Other income and expense increased $2,406,948 in the first nine months of 2001 primarily due to an insurance recovery of $1,750,000 related to damage caused by Hurricane Irene in 1999.

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000:

During the quarter ended September 30, 2001, sales and cost of goods sold increased $28,925 and $43,990, respectively, from the comparable amounts recorded during the quarter ended September 30, 2000. Gross profit for the three months ended September 30, 2001 decreased $15,065, compared to the three months ended September 30, 2000. Net income for the third quarter of 2001 was $330,533, or $0.07 per share, compared to $48,866, or $0.01 per share, in the third quarter of 2000. The increase in net income is related primarily to an increase of $323,849 in investment income from related parties.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, Consulier's cash totaled $133,712 as compared to $418,634 at December 31, 2000. During the nine months, Consulier's cash decreased $284,922. Net cash provided by operations increased to $1,309,094 in the first nine months of 2001 compared to cash used in operations of $659,761 in the first nine months of 2000. The change from cash used in operations to cash provided by operations is due primarily to receipt of a recovery from insurance claim of $1,750,000 and collections on accounts receivable. Net cash provided by investing activities decreased from $807,863 in the first nine months of 2000 to cash used of $46,335 in the first three quarters of 2001, resulting primarily from an increase of $856,140 in due from principal stockholder.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

FUTURE OUTLOOK

Based on AVM's current operations and operating results over the past five years, management expects continued positive annualized returns in 2001 on its limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Consulier's automotive parts wholesale distribution business experienced a slight increase in sales in the nine months ended September 30, 2001. Due to the reorganization of the sales departments and training of salespeople, strengthening of existing product lines, and increased marketing and promotion, Southeast expects increased sales of its auto parts, Southeast tools, and plastic component parts for the remainder of 2001.

Consulier received its initial shipment of the newly packaged Captain CRA-Z Hand and All Purpose Soap in October 2000. This consisted of 50 tons of soap made with the new formula developed by Consulier. The soap was tested with success in November and December before becoming available for sale on a larger scale in January 2001. Consulier's supplier is currently processing a new order of Captain CRA-Z Soap with a cost of approximately $150,000. This inventory is needed to facilitate the anticipated sales volume increase from our strategic alliances with Veridien Corp. ("Veridien") of St. Petersburg, Florida and Norpak Manufacturing Inc. ("Norpak") of Toronto, Canada.

Veridien and Norpak are working with Consulier to launch the Captain CRA-Z Soap product to National and Regional retailers and major distributors.

On October 31, 1997, Consulier purchased a 40% equity interest in BioSafe Systems, LLC. a Connecticut limited liability company ("BioSafe"). BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides.

BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In addition, BioSafe has established distribution in Central and South America. Product registrations have been secured in Costa Rica, Colombia and Ecuador.

BioSafe is expected to continue to grow at a slow and steady pace. In the first nine months of 2001, BioSafe had a net income of $293,122 of which Consulier recorded $117,249 as undistributed income of equity investee.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2001, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

On or about May 30, 2001, the Company received $1,750,000 from American States Insurance Company in settlement of all of the Company's claims relating to litigation concerning the Company's insurance claim for property damage caused by rainfall associated with Hurricane Irene occurring in October 1999.

ITEM 2. CHANGES IN SECURITIES

During the third quarter of 2001 there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the third quarter of 2001, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 2001, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Required by Item 601 of Regulation S-k

             None

         (b) Current Reports On Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 2001.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSULIER ENGINEERING, INC.

                                       (Registrant)




                                       By: /s/ Alan Simon
                                           -------------------------------------
                                               ALAN SIMON, ESQ.
                                               Secretary/Treasurer


Date: November 16, 2001