Form 10KSB
period 2001-12-31
CONSULIER ENGINEERING INC
filed 2002-04-25
CIK 846718

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-17756

                           CONSULIER ENGINEERING, INC.

                 (Name of small business issuer in its charter)

Florida                                    59-2556878
-------------------------------------      -----------------------------------
(State or other jurisdiction of            (I.R.S Employer Identification No.)
 incorporation or organization)

2391 Old Dixie Highway
Riviera Beach, FL                                              33404-5456
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

                                 (561) 842-2492
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                 Name of Each Exchange On Which Registered
---------------------               -----------------------------------------
     None                                            None

         Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK AND REDEEMABLE WARRANTS
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2001 totaled $3,183,254.

As of April 18, 2002, there were 4,951,150 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 18, 2002 based on the average bid and asked price on such date was $1,482,968.

                           CONSULIER ENGINEERING, INC.

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

Item 1.       Description of Business.......................................  3

Item 2.       Description of Property.......................................  6

Item 3.       Legal Proceedings.............................................  6

Item 4.       Submission of Matters to a Vote of
              Security Holders..............................................  6


                                     PART II

Item 5.       Market for Common Equity and Related

              Stockholder Matters...........................................  7

Item 6.       Management's Discussion and Analysis or Plan of Operation ....  8

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

Item 10.      Executive Compensation........................................ 14

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management................................................ 16

Item 12.      Certain Relationships and Related Transactions................ 17

Item 13.      Exhibits and Reports on Form 8-K ............................. 17

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

In June 1985, Consulier Engineering, Inc. ("Consulier" or the "Company") was incorporated in Florida. Its principal businesses are the distribution of automobile parts in the automotive after-market, the development of household and tool products, and corporate and investment activities. Consulier conducts its automobile parts distribution business through a wholly owned subsidiary, Southeast Automotive Acquisition Corporation (Southeast), which is based in Miami, Florida. Consulier's corporate office is located in Riviera Beach, Florida.

DESCRIPTION OF BUSINESS SEGMENTS

(1) AUTOMOTIVE PARTS DISTRIBUTION

BACKGROUND

Southeast is located in Miami, Florida. It is engaged in research, development and distribution to the automotive wholesale market. It celebrates its 20th year of existence in the automotive transmission industry, as a significant contributor of OEM Quality Aftermarket Products, distributing automotive flywheels, flex plates, transmission and engine mounts, torque struts, nylon gears, plastic components, grommets, cables and repair kits.

PRODUCTS

The Southeast Logo features Premium Quality Mounts, which equal or exceed OEM specifications with exacting automotive grade metals, torqued to P/F Specification fasteners, and the use of natural or synthetic quality rubber compounds and bonding agents. Southeast sells approximately 500 different aftermarket mounts for both domestic and foreign applications. Development efforts target mount and strut products, which will be able to replace two, or more, original equipment products. The Southeast 2000 Mount replaces nine existing General Motors' mounts, used in approximately 85% of its rear wheel drive vehicles produced from 1954 to 1994. Foreign applications have been major additions to our product list, including 60 new products developed since 1997, introducing part numbers through year 1996 vehicles. Southeast also distributes approximately 250 U.S. made automotive flywheels, flexplates, purchased from OEM quality sources in the United States. Its plastic components from affiliates of Parplast are QS 9000 and ISO 9002 compliant and make up a line of over 100 part numbers. Products also include bushings for transmission repair, speedometer gears, linkage parts, thrust washers, electrical connector plugs, sensor switches, specialty machine shop products, a complete line of over 1000 part numbers of detente, shift, accelerator and clutch cables for both foreign and domestic applications, which also feature the highest quality available in the market.

Southeast also manufactures its very own tools (Southeastools), designed to bring new concepts to market. Southeast offers availability of product development for tooling and manufacturing, aluminum injection and CNC capabilities, and specialty parts in sintered powdered metals.

The Southeast logo on Southeast's mounts is recognized as a quality standard in the automotive transmission industry. It provides a replacement warranty on any item of its product line assessed as defective. Also, Southeastools come with a limited lifetime warranty for materials and craftsmanship.

SALES AND MARKETING

Automotive transmission parts are distributed primarily to specialty transmission part distributors in the US and abroad. Southeast estimates that it holds a approximately 40% of the automatic transmission mount aftermarket industry and about 10% of the general automotive transmission mount market.

In the sale of automotive parts products, Southeast competes with a number of other automotive aftermarket suppliers, many of which are considerably larger than Southeast in terms of sales, financial resources, product development facilities and channels of distribution. Automotive parts sales is an extremely competitive market and prices and warranty provisions are comparable throughout the industry.

Southeast Catalogs were developed and are edited annually for its distributors, providing a space for distributors to include their own information to their customer database. Part numbers have been simplified and drawings included.

Southeast's part number system is well recognized in the industry and utilized by many as generic. Mount and flywheel drawings, copyrighted by Southeast and Consulier are included in numerous industry catalogs, as authorized by Southeast.

Published Wall ID Charts, featuring Southeast's mounts and flywheels, have become a popular item in the industry, providing information on applications and specifications. The recent inclusion of the Southeast Wall Product ID Charts in Gears Magazine, the most widely distributed magazine in the industry has reached over 25,000 transmission specialists world-wide. The Southeast Year 2002 Parts Catalog is available both in printed form and electronically. Edition of the Year 2002 Catalog is expected to provide an interactive database of crossovers in part number systems in an easy to use format, including drawings. A graphic-specialized university is developing an impressive web site with Southeast, which will include a master database, e-commerce capable, providing each distributor with its own login and password.

RESEARCH AND DEVELOPMENT EXPENDITURES

Primarily, the suppliers are funding product development costs for Southeast's transmission mounts. Other research and development expenditures, including design of specialty tools, are not significant.

EMPLOYEES

Southeast has 12 employees in various categories, including shipping and receiving, sales, marketing, management, and administration.

(2) INVESTMENTS SEGMENT

INVESTMENT IN AVM, L.P.

Consulier owns a 10% equity interest in AVM, L.P. (AVM), a broker/dealer in U.S. Government securities formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the

National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 59 people in addition to the four members of its general partner. Warren B. Mosler ("Mosler"), Consulier's Chairman and majority shareholder is one of the founders of AVM and is a member of the general partner of AVM.

As of both December 31, 2001 and 2000, Consulier's limited partnership interest represented approximately 10% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings in both 2001 and 2000.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% equity interest in BioSafe Systems, LLC., a Connecticut limited liability corporation (BioSafe). BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on BioSafe's Board of Managers.

BioSafe had revenues of approximately $3,300,000 for fiscal 2001 and $2,800,000 for fiscal 2000. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Slower progress has been experienced with respect to introducing such products to the golf course industry.

(3) CORPORATE SEGMENT

GENERAL

Consulier's Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Wholly owned subsidiaries include Southeast, C-6 and a small leasing company named Consulier Business Services, Inc.

(3)(a) CONSULIER BUSINESS SERVICES, INC.

Consulier Business Services, Inc. is a wholly owned subsidiary involved in the leasing of various machinery and equipment used in the engine repair and overhaul business. Assets and revenues are not material, and corporate staff operates the business.

(4) HOUSEHOLD AND TOOL PRODUCTS

Consulier is presently working with a new U.S. based manufacturer of soap and other cleaning products on a new and improved formula for its Captain CRA-Z Soap. The Company expects this formula to be ready for sale in June, 2002. The Company has also developed a new single bar, and a wall mounted dispenser for the soap. Additionally, a combination brush/soap holder has been manufactured and is expected to be packaged with the 200gm size bar of Captain CRA-Z Soap. Consulier has now received Federal trademark registrations for Captain CRA-Z and Captain CRA-Z Hand and All Purpose Soap. The

Company has made design changes to the packaging to better serve the industrial as well as retail markets. These changes will be implemented and launched along with the new formula.

Consulier is working with Norpak Manufacturing ("Norpak") and its affiliated company, Veridien Corp. ("Veridien") on the sale of Captain CRA-Z Soap to soap brokers, distributors, and regional/national retail establishments utilizing the existing network developed by Norpak and Veridien for their line of cleaning and personal care products. The Company expects to achieve an increase in sales volume as a result of this relationship, when the new packaging, dispenser, and formula are available.

Consulier has engaged a European agent to handle the sales and marketing of Captain CRA-Z Soap, with offices in Vienna, Austria and the Czech Republic. A great deal of interest was generated in Europe for the new products through trade show attendance and personal contact with distribution companies. The Company expects to achieve an increase in sales volume in Europe during 2002.

ITEM 2. DESCRIPTION OF PROPERTY

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Mosler.

Southeast owns a 47,000 square foot industrial warehouse in Medley, Florida. Its automotive distribution business occupies approximately 35,000 square feet and offices for its financial, marketing and administrative personnel occupy 2,000 square feet. Southeast leases approximately 10,000 square feet of the building to an automotive engine component manufacturer as a distribution center. In March, 1998 a three-year lease was entered into at $4,200 per month which was renewed, in March 2001, for three years at $4,500 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.

On March 22, 2001, the District Court for the Southern District of Florida entered an omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and a Final Declaratory Judgment in favor of the Company's subsidiary, Southeast Automotive Acquisition Corporation, against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by Hurricane Irene on October 15, 1999. In June 2001, Consulier reached settlement, which resulted in a $1.75 million recovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of five directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held February 5, 2002. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse and Skender Fani were elected upon receipt of the following votes: for 4,701,748, against -0-, and 80 shares abstaining. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,701,748, against -0-, and 80 shares abstaining.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock, as reported by NASDAQ.

YEAR ENDED DECEMBER 31, 2001:

                                                  High         Low
                                                  ----         ---

                         First quarter            $2.25      $1.625

                         Second quarter            2.19        2.00

                         Third quarter             2.20        2.00

                         Fourth quarter            2.24        2.09


YEAR ENDED DECEMBER 31, 2000:

                                                  High         Low
                                                  ----         ---
                          First quarter         $2.8750      $1.1560

                          Second quarter         2.3750       1.2500

                          Third quarter          1.7660       1.4380

                          Fourth quarter         2.0000       1.4380


As of March 18, 2002 there were approximately 62 record holders of Consulier's common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on the NASDAQ SmallCap Market and has been traded thereon since Consulier's initial public offering in May 1989.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to the Company's consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of Consulier's consolidated financial statements.

         Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

PARTNERSHIP INVESTMENTS AND LIMITED LIABILITY COMPANY

The Company's Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method. Income or loss is allocated by the investee to Consulier based on the partnership and LLC agreements.

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers.

Shipping and handling costs are billed to customers, included in sales, and recorded when goods are shipped to customers. Shipping costs are classified as selling expense.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS - During the twelve months ended December 31, 2001, sales increased $140,844, to $3,183,254, over the prior twelve months. Cost of goods sold decreased $193,283, to $1,917,951, from the comparable amounts recorded during the twelve months ended December 31, 2000. Gross profit for the twelve months ended December 31, 2001 increased $334,127 over the twelve months ended December 31, 2000. The reductions in selling, general and administrative costs were as a result of reducing the number of employees at Southeast Automotive from 20 to 12 employees. The impairment loss in 2000 of $472,727 was not repeated in 2001. When these factors are combined they resulted in a $955,797 decrease in operating loss, from $1,552,096 in 2000 to $596,299 in 2001.

The effective tax rate increased to approximately 37%in 2001 from 25% in 2000 due to the prior utlization of net operating loss carryforward amounts. Interest expense declined $235,598 due to the reduction in notes payable banks and the partial redemption of bonds payable.

Other income, consisting primarily of investment income, interest income/expense, and insurance recovery increased $2,246,818, from $854,410 in 2000 to $3,101,228 in 2001. Income before income taxes increased $3,202,615 from a loss of $697,686 in 2000 to income of $2,504,929 in 2001.

Consulier's consolidated income for the year ended December 31, 2001 was $1,589,629, or $0.32 basic and diluted loss per share compared to a loss of ($522,066), or ($0.11) basic and diluted loss per share for 2000.

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution segment represented 96% and 99% of Consulier's net sales in 2001 and 2000 respectively. This segment's sales increased 1% or $32,654 in 2001 to $3,060,414 compared to $3,027,760 in 2000.

The automotive parts distribution segment had income before income taxes of $1,581,067 in 2001 compared to a loss before income taxes of $576,462 in 2000. This segment recovered $1,750,000 in 2001 as a result of the casualty loss in the amount of $1,092,586 caused by Hurricane Irene, which made landfall in Miami (location of Southeast) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant, and suffered other damage. The majority of the damage was to the CRA-Z Soap inventory, as a direct result of the intense rain that caused substantial flooding. Upon further inspection and evaluation during the latter part of April 2000, management estimated that the remaining CRA-Z Soap located at Southeast was unsaleable. The $506,937 change in estimate, representing the remaining CRA-Z Soap inventory held at Southeast, plus additional disposal costs, was recorded as a casualty loss during the three months ended March 31, 2000.

In October 2000, excessive rains flooded Southeast's warehouse. The Company suffered damage to inventory items, furniture and the building. Expenses were recorded for clean-up and an insurance claims consultant that handled the filing of the claim.

HOUSEHOLD AND TOOL PRODUCTS - During the second quarter of 2000, based upon the lack of significant product sales of the C-6 Products, Inc. product line (Tool Topper Laddertop Workstation), management determined that the remaining inventory should be written down by $266,255 and the tooling for the product had suffered an impairment loss of $472,727. The write-down was based upon the unit's failure to meet expected sales and income goals.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,186,343 in 2001, a 5.5% increase from 2000 income of $1,124,247. This represents annualized returns of 57% and 55%, respectively, on Consulier's average investment during each year.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $39,861 in 2001, a 64% decrease over 2000 income of $111,912. This represents the Company's 40% interest in BioSafe's net income of approximately $100,000 in 2001, compared to $280,000 in 2000.

OUTLOOK FOR 2002

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2002 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 57% and 55% in 2001 and 2000, respectively, will be maintained. Sales in the automotive parts distribution segment are expected to increase in 2002 due to the reorganization of the sales department and training of salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast is scheduled to attend numerous trade shows in key locations around the world to promote and sell its products.

In December 2000, Consulier entered into a multi-year strategic alliance and distribution agreement with Norpak Manufacturing Inc. (Norpak) of Toronto, Canada and its related company Veridien Corp. (Veridien) of St. Petersburg, Florida. Veridien has a full line of top quality cleaning products that they manufacture and distribute to national and regional retailers and distributors.

Norpak also with a full line of cleaning products and retail as well as distribution sources, has been contracted to be the main distributor for the soap in Canada. Norpak is responsible for the sales, marketing, retailing and distribution of the soap in Canada.

Veridien and Norpak are working with Consulier to launch the product to national and regional retailers and major distributors.

In addition to the above, Consulier maintains a sales and marketing department developing new retail and distribution outlets nationally and internationally. There are several trade shows scheduled for marketing the soap throughout 2002 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, Consulier's cash totaled $150,032 as compared to $418,634 at December 31, 2000, a decrease of $268,602. Net cash provided in operations was $1,322,796 in 2001, compared to net cash used of $231,322 in 2000. The increase in cash provided by operations is due primarily to a change from a net loss of $522,066 in 2000 to net income of $1,589,629 in 2001, of which $1,750,000 is the of am insurance recovery.

Net cash used in investing activities was $43,717 in 2001, compared to net cash provided by investing activities of $2,712,625 in 2000. The decrease is primarily the result of $1,812,331 of related party loan proceeds in 2000, compared to an increase in due from principal shareholder of $1,232,182 in 2001.

Net cash used in financing activities was $1,547,681 primarily for partial repayments of bonds payable of $500,000 and approximately $1,048,000 of bank loan repayments compared to cash used of $2,142,766 in 2000, primarily due to repayments of notes payable of $2,120,000.

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

Below is a chart setting forth the Company's contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company's liquidity as of December 31, 2001.

                             PAYMENTS DUE BY PERIOD


    Contractual Obligations                       Less Than            1 - 3            4 - 5           After 5
                                    Total           1 Year             Years            Years            Years
                                    -----           ------             -----            -----            -----

  Bonds Payable                   $308,380           $ -             $ 308,380           $ -              $ -
                                  --------           ---             ---------           ---              ---


  TOTAL CONTRACTUAL
  CASH OBLIGATIONS                $308,380           $ -             $308,380            $ -              $ -
                                  ========           ===             ========            ===              ===


On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2002 and has $175,000 outstanding at April 16, 2002. Sources for funding the line of credit will be investment income from AVM and repayments by the principal shareholder.

The Company does not trade derivative instruments. The Company in invested in AVM which does trade derivative instruments.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $1.1 million as of December 31, 2001. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes payable and notes receivable are floating and should move with inflation.

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