Form 10KSB/A
period 2001-12-31
CONSULIER ENGINEERING INC
filed 2002-04-26
CIK 846718

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               Amendment No. 1 to
                                   FORM 10-KSB

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

                         COMMISSION FILE NUMBER 0-17756

                           CONSULIER ENGINEERING, INC.

                 (Name of small business issuer in its charter)

Florida                                     59-2556878
--------------------------------            ----------------------------------
(State or other jurisdiction of             (I.R.S Employer Identification No.)
 incorporation or organization)

2391 Old Dixie Highway
Riviera Beach, FL                                          33404-5456
-----------------------------------------------------      ----------
(Address of principal executive offices)                   (Zip Code)

                                 (561) 842-2492
                           ---------------------------
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

                           CONSULIER ENGINEERING, INC.

                         2001 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                           Page
                                                                           ----

Item 1.       Description of Business.......................................  3

Item 2.       Description of Property.......................................  6

Item 3.       Legal Proceedings.............................................  6

Item 4.       Submission of Matters to a Vote of
              Security Holders..............................................  7


                                     PART II

Item 5.       Market for Common Equity and Related
              Stockholder Matters...........................................  8

Item 6.       Management's Discussion and Analysis or Plan of Operation ....  9

Item 7.       Financial Statements.......................................... 13

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................... 13


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act........................................... 14

Item 10.      Executive Compensation........................................ 15

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management................................................ 17

Item 12.      Certain Relationships and Related Transactions................ 18

Item 13.      Exhibits and Reports on Form 8-K ............................. 18

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

SALES AND MARKETING

Automotive transmission parts are distributed primarily to specialty transmission part distributors in the US and abroad. Southeast estimates that it holds an approximately 40% of the automatic transmission mount aftermarket industry and about 10% of the general automotive transmission mount market.

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

Published Wall ID Charts, featuring Southeast's mounts and flywheels, have become a popular item in the industry, providing information on applications and specifications. The recent inclusion of the Southeast Wall Product ID Charts in Gears Magazine, the most widely distributed magazine in the industry has reached over 25,000 transmission specialists worldwide. The Southeast Year 2002 Parts Catalog is available both in printed form and electronically. Edition of the Year 2002 Catalog is expected to provide an interactive database of crossovers in part number systems in an easy to use format, including drawings. A graphic-specialized university is developing an impressive web site with Southeast, which will include a master database, e-commerce capable, providing each distributor with its own login and password.

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

Southeast owns a 47,000 square foot industrial warehouse in Medley, Florida. Its automotive distribution business occupies approximately 35,000 square feet and offices for its financial, marketing and administrative personnel occupy 2,000 square feet. Southeast leases approximately 10,000 square feet of the building to an automotive engine component manufacturer as a distribution center. In March, 1998 a three-year lease was entered into at $4,200 per month, which was renewed, in March 2001, for three years at $4,500 per month.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS - During the twelve months ended December 31, 2001, sales increased $140,844, to $3,183,254, over the prior twelve months. Cost of goods sold decreased $193,283, to $1,917,951, from the comparable amounts recorded during the twelve months ended December 31, 2000. Gross profit for the twelve months ended December 31, 2001 increased $334,127 over the twelve months ended December 31, 2000. The reductions in selling, general and administrative costs were primarily as a result of reducing the number of employees at Southeast Automotive from 20 to 12 employees. The impairment loss in 2000 of $472,727 was not repeated in 2001. When these factors are combined they resulted in a $955,797 decrease in operating loss, from $1,552,096 in 2000 to $596,299 in 2001.

Interest expense declined $235,598 due to the reduction in notes payable banks and the partial redemption of bonds payable.

Other income, consisting primarily of investment income, interest income/expense, and insurance recovery increased $2,246,818, from $854,410 in 2000 to $3,101,228 in 2001, primarily attributable to an insurance recovery of $1.75 million in 2001 against a $507,000 casualty loss in 2000. Income before income taxes increased $3,202,615 from a loss of $697,686 in 2000 to income of $2,504,929 in 2001.

The effective tax rate increased to approximately 37%in 2001 from 25% in 2000 due to the prior utilization of net operating loss carry forward amounts.

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

Norpak also with a full line of cleaning products and retail as well as distribution sources, has been contracted to be the main distributor for the soap in Canada. Norpak is responsible for the sales, marketing, retailing and distribution of the soap in Canada. These agreements include pricing schedules for products at distributorship levels.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, Consulier's cash totaled $150,032 as compared to $418,634 at December 31, 2000, a decrease of $268,602. Net cash provided in operations was $1,322,796 in 2001, compared to net cash used of $231,322 in 2000. The increase in cash provided by operations is due primarily to a change from a net loss of $522,066 in 2000 to net income of $1,589,629 in 2001, of which $1,750,000 is the result of an insurance recovery.

Net cash used in investing activities was $43,717 in 2001, compared to net cash provided by investing activities of $2,712,625 in 2000. The decrease is primarily the result of $1,812,331 of related party loan proceeds in 2000, compared to an increase in due from principal shareholder of $1,232,182 in 2001.

Net cash used in financing activities was $1,547,681 primarily for partial repayments of bonds payable of $500,000 and approximately $1,048,000 of bank loan repayments compared to cash used of $2,142,766 in 2000, primarily due to repayments of notes payable of $2,120,000. Bank indebtedness was retired during 2001 with the insurance proceeds received.

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

During 2001, a significant portion of the Company's excess cash funds was advanced to Mr. Warren Mosler under demand receivables.

Below is a chart setting forth the Company's contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company's liquidity as of December 31, 2001.

                             PAYMENTS DUE BY PERIOD



    Contractual                                    Less Than         1 - 3            4 - 5           After 5
    Obligations                    Total            1 Year           Years            Years            Years
    -----------                    -----            ------           -----            -----            -----
  Bonds Payable                   $308,380           $ --            $ 308,380         $ --             $ --
                                  --------           ----            ---------         ----             ----

  TOTAL CONTRACTUAL
  CASH OBLIGATIONS                $308,380           $ --            $308,380          $ --             $ --
                                  ========           ====            ========          ====             ====



On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2002 and has $175,000 outstanding at April 16, 2002. Sources for funding the line of credit will be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder.

The Company does not trade derivative instruments. The Company is invested in AVM, which enters various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERSAND CONTROL
                 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

                                    Positions and Offices Held and
                                    Principal Occupation or Other Employment
Director  Name      Age    Since    During the Past Five Years
--------------      ---    -----    ----------------------------------------

Warren B.  Mosler     52     1985   Chairman of the Board, 1985 to present.
                                    President and Chief Executive Officer, June
                                    1985 to May 1994. In February 1999, Mr.
                                    Mosler reassumed the positions of President and Chief Executive Officer. Principal in
                                    AVM, L.P., a broker/dealer engaged in
                                    arbitrage and government securities trading,
                                    1983 to present.


Alan R. Simon, Esq.   51     1985   General Counsel, Treasurer and Secretary
                                    since November 2001. 1982 to present,
                                    private practice of law in Palm Beach
                                    Gardens, Florida.


Charles E. Spaeth     78     1992   Chief Engineer 1992 to present. Project
                                    Engineer, Pratt & Whitney Aircraft, 1949 to
                                    1990. Last position - responsible for
                                    directing product design support functions in areas of structural analytical methods, life prediction methods, mission definition and component design verification.


Burck E. Grosse       72     1992   1991 to present, President, BG Consulting
                                    Group, Inc. July 1987 to 1991, Senior Vice
                                    President, Lear Group, Inc., general
                                    contracting firm. 1948 to 1987, General
                                    Motors Corporation. Last position General
                                    Director, Technical Service; responsible for coordination of all technical service functions for GM car and truck division.


Dr. Skender Fani      62     1999   Dr. Fani is the Chairman of the Board of
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

Warren B. Mosler, 52, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Alan R. Simon, 51, is a director, and has served as the Corporation's General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and has relocated his practice to Palm Beach Gardens, Florida in 2001.

Bernardo Davila, 50, has served as President and CEO of Southeast Automotive Acquisition Corporation since 1991. In 1980 Mr. Davila founded Southeast Automotive Parts, Inc. of Dade which was purchased by Consulier in 1991. From 1971 to 1980 Mr. Davila was in management at Carfel, Inc., an importer of automotive parts.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer for the last three years.

                           SUMMARY COMPENSATION TABLE

     Name and                   Fiscal                   All Other
     Principal Position          Year       Salary      Compensation
     ------------------         ------     --------     ------------

     Warren B. Mosler,           2001      $ 75,000       $     --
     Chairman of the Board,      2000      $ 75,000       $     --
     President and CEO           1999      $ 75,000       $     --

     Bernardo Davila             2001            (1)      $     --
     President and CEO           2000            (1)      $     --
     Of Subsidiary               1999      $ 85,000       $ 17,383(2)


(1)      Total annual salary and bonus was less than $100,000.
(2) Amount primarily consists of automobile allowance and life insurance premiums.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock options/SARs granted to executive officers during 2001 requiring disclosure.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

There were no stock options/SARs exercised during 2001 and no stock options/SARs outstanding at December 31, 2001.

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the Plan). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees' savings contributions or provide more money, through discretionary contributions. During 2000 and 2001 there were no matching or discretionary contributions made by the Company to employees' accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2001:


                                                                         Amount and Nature        Percent of Class
                              Name and Address                             Of Beneficial                 At
       Title Of Class        of Beneficial Owner                             Ownership           December 31, 2001
       --------------       ---------------------                        -----------------       ------------------

       Common Stock        Warren B. Mosler                                   4,241,854                 85.7%
                           1020 Fairview Lane
                           Singer Island, Fl 33404

       Common Stock        Alan R. Simon                                     180,000 (1)                 3.6%
                           3980 RCA Boulevard, Suite 8012
                           Palm Beach Gardens, FL 33420

       Common Stock        Burck E. Grosse                                     10,000                    (2)
                           11 Huntly Circle
                           Palm Beach Gardens, FL 33418

       Common Stock        Bernardo Davila                                     45,850                    (2)
                           7575 NW 74th Avenue
                           Miami, FL 33166

       Common Stock        Charles Spaeth                                      10,000                    (2)
                           13 Paddock Circle
                           Tequesta, FL 33469

                           All directors and executive
                           Officers as a group (6 people)                     4,307,704                 87.0%


(1) Consists of options to acquire shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2)      Does not exceed one (1%) percent of the class.

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

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier's automobile manufacturing business in 1990, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mr. Mosler. This note, which has an interest rate of one month U.S. Dollar London Interbank Offering Rate (LIBOR), will mature on May 11, 2003. It had an unpaid balance of $430,559 at December 31, 2001, plus accrued interest of $28,487.

SALE AND LEASEBACK OF REAL ESTATE

In December 1989, Consulier engaged in a sale and partial leaseback of real estate to Mr. Mosler, subject to existing bond indebtedness collateralized by the property. This real estate is located in Riviera Beach, Florida. In consideration for the property, Mr. Mosler signed a promissory note, which was to mature in December 2001, of $2,500,000 with interest at one month LIBOR. In 2001, the maturity date was extended to December 2003.

Simultaneously with the execution of the sale, Consulier entered into a lease with Mr. Mosler for approximately 25,000 square feet of space at an annual gross rental of $4.00 per square foot. This lease was subsequently reduced to 6,000 square feet when Consulier sold its automobile operations. The lease was terminated in 1994.

On November 1st, 14th and 16th 2000, Mr. Mosler made payments totaling $2,000,000 reducing interest and principal owed on this promissory note. The balance of principal and interest at December 31, 2001 and 2000 was $1,748,357.

During October 2000, Mr. Mosler purchased outstanding bonds previously issued by the Company from a third-party bondholder at face value of $680,000. On July 2, 2001, the Company redeemed $500,000 of Mr. Mosler's bonds. These bonds continue to carry a due date of 2004 with interest of 8% per annum, payable quarterly.

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

                           CONSULIER ENGINEERING, INC.

Dated:  April 25, 2002                     By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           Warren B. Mosler

                       CHAIRMAN OF THE BOARD OF DIRECTORS,

                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Name                          Title                                        Date
----                          -----                                        ----


/s/ Warren B. Mosler          Chairman of the Board of Directors,          April 25, 2002
---------------------------   President and Chief Executive Officer
Warren B. Mosler



/s/ Alan R. Simon             Secretary, Treasurer                         April 25, 2002
---------------------------   Corporate Counsel
Alan R. Simon



/s/ Charles E. Spaeth         Director                                     April 25, 2002
---------------------------
Charles E. Spaeth



/s/ Burck E. Grosse          Director                                      April 25, 2002
---------------------------
Burck E. Grosse



/s/ Skender Fani              Director                                     April 25, 2002
---------------------------
Skender Fani



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS

Financial Statements:

   Report of  Independent Certified Public Accountants..................   F-2
   Consolidated Balance Sheets at December 31, 001 and 2000.............   F-3

   Consolidated Statements of Operations for the
   years ended December 31, 2001 and 2000...............................   F-4

   Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 2001 and 2000.......................   F-5

  Consolidated Statements of Cash Flows for the

   years ended December 31, 2001 and 2000...............................   F-6

   Notes to Consolidated Financial Statements...........................   F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors Consulier Engineering, Inc. Riviera Beach, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida
BDO SEIDMAN, LLP
April 19, 2002

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                       December 31,       December 31,
                                                                           2001               2000
                                                                       ------------       ------------
 ASSETS
 Current:
  Cash                                                                 $   150,032         $   418,634
  Receivables, net (Note 2)                                                560,848           1,213,967
  Due from principal shareholder (Note 11 (d))                           1,232,182                   0
  Receivables - related parties (note 11(a) and (c))                        67,693             460,923
  Inventories  (Note 3)                                                  1,137,168           1,167,793
  Deferred income taxes  (Note 8)                                          158,800             177,400
  Other current assets                                                      38,550              31,151
                                                                       -----------         -----------
        TOTAL CURRENT ASSETS                                             3,345,273           3,469,868

  Property and equipment, net (Note 4)                                   1,355,466           1,438,185
  Limited partnership interests (Note 5)                                 2,531,379           2,491,518
  Notes receivable - related parties (Note 11 (c))                       1,420,714             990,155
  Deferred income taxes (Note 8)                                            35,025             226,248
                                                                       -----------         -----------
                                                                       $ 8,687,857         $ 8,615,974
                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 CURRENT :

  Accounts payable and accruals                                        $   232,330         $ 1,002,537
  Income taxes payable (Note 8)                                            710,297                   0
  Notes payable - banks (Note 6 (a))                                             0           1,047,681
  Notes payable - related parties                                           65,693                   0
                                                                       -----------         -----------
        TOTAL CURRENT LIABILITIES                                        1,008,320           2,050,218
  Bonds payable                                                            308,380             792,840
        TOTAL LIABILITIES                                                1,316,700           2,843,058

 STOCKHOLDERS' EQUITY (Note 9): Common stock of $.01 par value:

    Authorized --- 25,000,000 shares;
    Issued --- 5,198,298 shares                                             51,983              51,983
  Additional paid-in capital                                             3,110,700           3,110,700
  Retained earnings                                                      4,780,265           3,190,636
                                                                       -----------         -----------
                                                                         7,942,948           6,353,319
  Less: Treasury stock at cost - 247,148 shares                           (468,363)           (468,363)
              Other comprehensive loss                                     (26,888)            (35,500)
              Notes receivable for common stock                            (76,540)            (76,540)
                                                                       -----------         -----------
        TOTAL STOCKHOLDERS' EQUITY                                       7,371,157           5,772,916
                                                                       -----------         -----------
                                                                       $ 8,687,857         $ 8,615,974
                                                                       ===========         ===========


          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                Year Ended
                                                                                December 31,
                                                                       -------------------------------
                                                                          2001                2000
                                                                       -----------         -----------
Revenues:
  Net sales (Note 12)                                                  $ 3,183,254         $ 3,042,410
                                                                       -----------         -----------

OPERATING COSTS AND EXPENSES:

  Cost of goods sold                                                     1,917,951           2,111,234
  Selling, general and administrative                                    1,861,602           2,010,545
  Loss on impaired assets (Note 4)                                               0             472,727
                                                                       -----------         -----------

                    TOTAL OPERATING COSTS AND EXPENSES                   3,779,553           4,594,506
                                                                       -----------         -----------

                                OPERATING LOSS                            (596,299)         (1,552,096)
                                                                       -----------         -----------

OTHER INCOME (EXPENSE):
 Investment income - related parties (Note 5)                            1,186,343           1,124,247
 Interest income - related parties                                         107,584             265,040
 Interest expense                                                          (81,761)           (317,359)
 Casualty loss (recovery) (Notes 3 and 15)                               1,750,000            (506,937)
 Undistributed income of equity investee (Note 5)                           39,861             111,912
 Other income                                                               99,202             177,507
                                                                       -----------         -----------

                            TOTAL OTHER INCOME                           3,101,228             854,410
                                                                       -----------         -----------


Income (loss) before income taxes                                        2,504,929            (697,686)
Income tax provision (benefit)                                             915,300            (175,620)
                                                                       -----------         -----------


                            NET INCOME (LOSS)                          $ 1,589,629         ($  522,066)
                                                                       ===========         ===========


           BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (NOTE 4)        $      0.32         ($     0.11)
                                                                       ===========         ===========



          See accompanying notes to consolidated financial statements.

                  CONSULIER ENIGNEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            Common Stock                                           Notes      Other
                              ------------------------------------------   Addi-                 Receivable   Compre-      Total
                                                      Treasury Stock      tional                    for       hensive      Stock-
                                                   ---------------------  Paid-in     Retained     Common     Income      holders
                               Shares     Amount    Shares      Amount    Capital     Earnings     Stock      (Loss)       Equity
                              ---------  -------   ---------  ---------- ----------  ----------   --------   --------    ----------
 Balance, January 1, 2000     5,137,066  $51,371   (247,148)  ($468,363) $3,034,772  $3,712,702   $      0   $      0    $6,330,482
                              ---------  -------   ---------  ---------- ----------  ----------   --------   --------    ----------

 Comprehensive Loss:

 Net Loss                            --       --         --          --          --    (522,066)        --         --      (522,066)

 Unrealized loss on marketable
  securities, net of tax             --       --         --          --          --          --         --    (35,500)      (35,500)
                                                                                                                         ----------
 Total comprehensive loss                                                                                                  (557,566)
                                                                                                                         ----------
 Exercise of stock
  options (Note 9(a)             61,232      612         --          --      75,928          --    (76,540)        --            --
                              ---------  -------   ---------  ---------- ----------  ----------   --------   --------    ----------

 Balance, December 31, 2000   5,198,298   51,983   (247,148)   (468,363)  3,110,700   3,190,636    (76,540)   (35,500)    5,772,916

 Comprehensive Income:
  Net income                                                                          1,589,629                           1,589,629

 Change in unrealized
  loss on marketable
  securities, net of tax             --       --         --          --          --          --         --      8,612         8,612
Total comprehensive income                                                                                                1,598,242
                                                                                                                         ----------
 Balance, December 31, 2001   5,198,298  $51,983   (247,148)  $(468,363) $3,110,700  $4,780,265   $(76,540)  $(26,888)   $7,371,158
                              =========  =======   ========   =========  ==========  ==========   ========   ========    ==========






          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                           2001                2000
                                                                       -----------         -----------
OPERATING ACTIVITIES:
Net Income (loss)                                                      $ 1,589,629         ($  522,066)
Adjustments to reconcile net income (loss)  to net
 cash used in operations:
  Depreciation                                                             108,961             102,159
  Amortization                                                              15,540              59,950
  Provision (recovery) for doubtful accounts                               (31,303)             23,000
  Provision for obsolete inventory                                               0             302,255
  Undistributed income of equity investee                                  (39,861)           (111,912)
  Investment income - related party                                     (1,186,343)         (1,124,247)
  Casualty loss                                                                  0             506,937
  Impairment loss                                                                0             472,727
  Deferred income taxes                                                    205,000            (175,620)
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets            695,569            (207,878)
    (Increase) decrease in inventories                                      30,625            (130,259)
    Increase in income tax payable                                         710,297                   0
    (Decrease) increase in accounts payable and accruals                  (770,207)            573,632
                                                                       -----------         -----------

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                      1,327,907            (231,322)
                                                                       -----------         -----------

INVESTING ACTIVITIES:

  Property and equipment additions, net of dispositions                    (26,242)            (37,731)
  Distributions from partnership interest                                1,181,232             938,025
  Increase in related party loans                                           28,364           1,812,331
  Increase in due from principal shareholder                            (1,232,182)                 --
                                                                       -----------         -----------

NET CASH (USED IN)  PROVIDED BY INVESTING ACTIVITIES                       (48,828)          2,712,625
                                                                       -----------         -----------

FINANCING ACTIVITIES:

  Net repayments of bank and other loans                                (1,047,681)         (2,120,000)
  Payments on bond payable                                                (500,000)                  0
  Repayments, borrowings of related parties                                      0             (22,766)
                                                                       -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                   (1,547,681)         (2,142,766)
                                                                       -----------         -----------

(DECREASE) INCREASE IN CASH                                               (268,602)            338,537
CASH, BEGINNING OF YEAR                                                    418,634              80,097
                                                                       -----------         -----------

CASH, END OF YEAR                                                      $   150,032         $   418,634
                                                                       ===========         ===========








          See accompanying notes to consolidated financial statements.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in four primary businesses: the distribution of Captain CRA-Z Soap, sales of automobile parts in the automotive after-market, investment activities and other activities.

The parts distribution business is conducted through a wholly-owned subsidiary, Southeast Automotive Acquisition Corporation (Southeast).

Consulier's investment income is derived from a limited partnership interest (see Notes 5 and 12) in AVM, L.P. (AVM), an Illinois limited partnership. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM.

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

LONG-LIVED ASSETS - IMPAIRMENTS AND DISPOSALS

The Company reviews the carrying values of its long-lived assets, including its partnership and limited liability investments, for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 31, 2001, no long-lived assets were held for disposal.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers. Shipping and handling costs billed to customers are included in sales when the goods are shipped to customers. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs totaled $39,600 and $39,800 in 2001 and 2000, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock based compensation as set forth in Accounting Principles Board (APB) 25, "Accounting for Stock Issued to Employees," and related interpretations, and discloses the pro forma effect on net income and earnings per share of adopting the full provisions of Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation." Accordingly, the Company has elected to continue using APB 25 and has disclosed in the footnotes pro forma income (loss) and earnings (loss) per share information as if the fair value method has been applied.

ADVERTISING COSTS

Advertising costs of $94,986 and $120,042 in 2001 and 2000 were expensed as incurred.

INCOME TAXES

The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are calculated using the liability method specified by SFAS 109, "Accounting for Income Taxes." Deferred income taxes are provided for temporary differences arising from differences between financial statement and income tax basis of assets and liabilities.

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

RECLASSIFICATIONS

Certain amounts in the 2000 financial statements have been reclassified to conform to 2001 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Consulier's financial instruments approximate estimated fair value as of December 31, 2001 and 2000.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB finalized FASB Statements No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations is not expected to be material.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company's financial position and results of operations is not expected to be material.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is calculated according to SFAS 128, "Earnings Per Share," which requires companies to present basic and diluted earnings per share. Net income (loss) per common share - basic is based on the weighted average number of common shares outstanding during the year. Net income
(loss) per common share - diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year.

Certain common stock options and common stock warrants are excluded from the computations of net income (loss) per share for the year ended December 31, 2000, because the effect of their inclusion would be antidilutive.

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

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2 - RECEIVABLES

Receivables consist of the following:





                                                       2001                 2000
                                                    -----------         -----------
Capital and income distribution due from AVM        $    67,428         $    62,317

Trade accounts                                          520,105             574,106

Employee advances and other receivables                  30,012              44,310

Insurance claim receivable (a)                               --             621,234
                                                    -----------         -----------
                                                        617,545           1,301,967

Less allowance for doubtful trade accounts              (56,697)            (88,000)
                                                    -----------         -----------
                                                    $   560,848         $ 1,213,967
                                                    ===========         ===========


(a) During October 2000, the Company experienced destruction of inventory, damage to furniture, equipment and physical plant due to water damage caused by excessive rains. An insurance claim was filed, and insurance proceeds of $621,234 were received in January 2001.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 3 - INVENTORIES

Inventories are summarized as follows:


                                       December 31,
                            -------------------------------
                               2001                 2000
                            -----------         -----------
Raw materials               $     5,719         $     3,869

CRA-Z Soap                       24,123              62,339

Finished goods                1,237,326           1,231,585

Obsolescence Reserve           (130,000)           (130,000)
                            -----------         -----------
                            $ 1,137,168         $ 1,167,793
                            ===========         ===========

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

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                                    Range of
                                                  Useful Lives                   2001                 2000
                                                  ------------                -----------          ----------
Building and improvements                             30 yrs                    $830,463             $818,240

Land                                                   N/A                       412,000              412,000

Machinery and equipment (a)                         5 - 7 yrs                    661,911              661,911

Furniture and fixtures                              5 - 7 yrs                    204,883              195,553

Vehicles                                              5 yrs                      157,241              157,241
                                                                              -----------          ----------
                                                                              $2,266,498           $2,244,945

Less accumulated depreciation and amortization                                  (911,032)            (806,760)
                                                                              -----------          ----------
                                                                              $1,355,466           $1,438,185
                                                                              ===========          ===========



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

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 5- PARTNERSHIP INTEREST AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P. and BioSafe Systems, LLC.

BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at December 31, 2001 and 2000 were approximately $965,000 and $783,000 respectively. Total revenue was approximately $3,304,000 in 2001 and $2,789,000 in 2000. The investment is recorded at $467,164 and $427,303 at December 31, 2001 and 2000, further, equity in income for 2001 and 2000 was $39,861 and $111,912, respectively.

AVM, L.P

Consulier owned approximately 10% of AVM's capital as of December 31, 2001 and 2000. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings during 2001 and 2000. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:


                                                            2001               2000
                                                        -----------        -----------
Cash                                                    $30,287,780        $40,016,800
Due from brokers                                          5,485,366            166,730
Securities owned                                            838,721          1,230,670
Investment in affiliate & other assets                    1,261,712          1,326,026
                                                        -----------        -----------
            TOTAL ASSETS                                $37,873,579        $42,740,226
                                                        ===========        ===========
Due to brokers                                            2,077,100             75,219
Customer payables                                        11,531,437         19,797,957
Other liabilities                                         2,379,347          1,109,423
Anticipated partners' withdrawals                           856,093            791,205
Total liabilities                                        16,843,977         21,773,804

Partners' capital                                        21,029,602         20,966,422
                                                        -----------        -----------
           TOTAL LIABILITIES & PARTNERS' CAPITAL        $37,873,579        $42,740,226
                                                        ===========        ===========
Revenue                                                 $35,542,020        $29,971,020
                                                        ===========        ===========
Net income                                              $14,898,919        $13,845,016
                                                        ===========        ===========
           Consulier's share of AVM's Earnings          $ 1,186,343        $ 1,124,247
                                                        ===========        ===========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 6 - NOTES AND BONDS PAYABLE

(a) CURRENT NOTES PAYABLE - BANKS



                                                                                        2001                 2000
                                                                                        -----              ----------
Note payable to bank, collateralized primarily by investment in AVM, guaranteed by the Chairman of the Board, President and CEO, maturing April 30, 2001. (See
(a)(1) below)                                                                           $  0               $1,000,000

Note payable at prime plus 2 percent (11.5% at December 31, 2000) to a bank affiliated by common ownership, collateralized by all the assets of the
Automotive parts distribution segment, maturing May 1, 2001                                0                   47,681
                                                                                        ----               ----------
                                                                                        $  0               $1,047,681
                                                                                        ====               ==========



(a)(1) The $1,000,000 note payable to bank bore interest at a floating rate computed as the Eurodollar rate applicable to such loan (6.62% at December 31, 2000) plus 2.10%, and was repaid in April, 2001.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

During October 2000, Mr. Mosler purchased outstanding bonds issued by the Company from a bond holder at face value of $680,000. These bonds continue to carry a due date of 2004 with interest of 8% per annum, payable quarterly. On July 2, 2001, $500,000 of Mr. Mosler's bonds were redeemed.

NOTE 7 - LEASES

Consulier leases office space under month-to-month leases. Rent expense charged to operations was approximately $8,300 in 2001 and 2000, all of which was to related parties.

NOTE 8 - INCOME TAXES

Provisions for federal and state income tax (benefit) in the consolidated statements of operations consist of the following:


                                                         Year ended December 31,
                                                       -----------------------------
                                                          2001                2000
                                                       ---------           ---------
Current:
                    Federal                            $ 650,500           $       0
                     State                                59,800                   0
                                                       ---------           ---------
                                                         710,300                   0
Deferred:
                    Federal                            $ 186,200           ($150,936)
                     State                             $  18,800           ($ 24,684)
                                                       ---------           ---------
                                                       $ 205,000           ($175,620)

           TOTAL INCOME TAX EXPENSE (BENEFIT)          $ 915,300           ($175,620)
                                                       =========           =========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:


                                                    Year ended December 31,
                                                 -----------------------------
                                                   2001                 2000
                                                 ---------           ---------
Tax expense (benefit) at statutory rate          $ 852,500           $(237,213)
State income tax (benefit)                          90,900             (25,326)
net of federal tax effect
Other                                              (28,100)             86,919
                                                 ---------           ---------
INCOME TAX EXPENSE (BENEFIT)                     $ 915,300           $(175,620)
                                                 =========           =========



The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:


                                                                               December 31,
                                                                       -----------------------------
                                                                         2001                 2000
                                                                       ---------           ---------
Current:

Allowance for doubtful accounts                                        $  10,000           $  21,800

Inventory Items                                                          132,600             132,600

Unrealized loss on available  for sale securities                         16,200              23,000
                                                                       ---------           ---------

                        Total Current                                    158,800             177,400
                                                                       ---------           ---------

Non-current:

Depreciation                                                              39,200             (49,000)

Other                                                                     (4,200)              8,200

Net operating loss carry forward                                               0             267,000
                                                                       ---------           ---------
                      Total Non-Current                                   35,000             226,200
                                                                       ---------           ---------
                                 TOTAL NET DEFERRED TAX ASSET          $ 193,800           $ 403,600
                                                                       =========           =========


                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 9 - STOCKHOLDERS' EQUITY

(a) STOCK OPTION PLANS

Consulier has established a Tandem Stock Option Plan (Tandem Plan) and an Incentive Stock Option Plan (Incentive Plan) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. (MACC) (see note 11(c)(2)). Under the Tandem Plan, qualified and non-qualified options may be granted.

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

Options to purchase 61,232 shares of common stock by employees were exercised in 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2001 and 2000, such loans remain outstanding and are recorded as notes receivable for common stock, included as a reduction of stockholders' equity. As of December 31, 2001, there were no outstanding options.

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's employee stock option plan had been determined in accordance with the fair value based method prescribed in SFAS
123. The Company estimates the fair value of each option at the grant date by using the Black-Scholes option pricing model. During 2001 and 2000 no options were granted. Under the accounting provisions of SFAS 123, the Company's net income (loss) and earnings (loss) per share would not have changed to different pro forma amounts.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

The following summary sets forth activity under the plan for the years ended December 31:


                                            2001                               2000
                                 --------------------------         --------------------------
                                                   Weighted                           Weighted
                                                    Average                            Average
                                                   Exercise                           Exercise
                                  Shares            Price            Shares             Price
                                 --------          --------         --------          --------
Outstanding at                     95,000           $   1.66         198,512           $   1.56
Beginning of Year

Granted                                --              --                 --              --

Expired                           (95,000)          ($  1.66)        (42,280)          ($  1.40)

Exercised                              --              --            (61,232)          ($  1.25)
                                 --------           -----           --------           --------
Outstanding and Exercisable
  At Year End                          --              --             95,000           $   1.66

                                 ========           =====           ========           ========


                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(b) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6(b)), Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.71875 per share. At December 31, 2001 and 2000, 70,000 warrants remain outstanding. No warrants have been exercised to date. On December 7, 1999 the Board of Directors extended the December 31, 1999 expiration date to December 31, 2004. Using the Black-Scholes option pricing model, the fair market value of the 70,000 warrants at the December 7, 1999 extension date was calculated as approximately $77,700 with the following assumptions: 46% volatility, 4.5 years expected life, and a 5.86% risk free interest rate. The fair value of the warrants represents an original issue discount, which is being amortized over the remaining term of the bonds payable.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2001 and 2000 totaled approximately $71,000 and $312,000, respectively. Cash paid for income taxes during both 2001 and 2000 was $0. Cash received for refunds of income taxes totaled approximately $0 and $303,000 in 2001 and 2000.

NOTE 11 - RELATED PARTY TRANSACTIONS

(a) CASH ADVANCES

During 2001 and 2000, Mosler and Consulier continued to incur certain joint costs and expenses incurred in the normal course of business. Mosler owed Consulier $67,693 and $30,364, due on demand, at December 31, 2001 and 2000 respectively, resulting from these transactions. Interest was accrued on the outstanding balance at monthly LIBOR (2.435 % at December 31, 2001) see Note 11
(c)(1).

(b) OTHER

For other related party transactions see Notes 5, 6, and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(c) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:


                                                        2001                   2000
                                                     -----------           -----------
Mosler (see (c)(1) below)                            $ 1,748,357           $ 1,748,357

MACC (see (c) (2) below)                                 430,559               430,559
                                                     -----------           -----------
                                                     $ 2,178,916           $ 2,178,916

Less excess of face amount of note                      (758,202)             (758,202)
over carrying cost of real estate
                                                     -----------           -----------
                           NOTES RECEIVABLE          $ 1,420,714           $ 1,420,714
                                                     ===========           ===========

Less: Current portion                                         --              (430,559)
                                                     -----------           -----------
                                                     -----------           -----------
               NOTES RECEIVABLE - LONG TERM          $ 1,420,714           $   990,155
                                                     ===========           ===========


Interest income relating to the above notes totaled approximately $89,100 in 2001 and $179,300 in 2000.

(c)(1) SALE AND LEASEBACK OF REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000, with interest at one month LIBOR (2.435% at December 31, 2001). Principal on the note was payable at the original maturity in December 2001, which was extended to December 2003 in 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

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

(c)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to MACC. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrues interest at an annual rate of one month LIBOR (2.435% at December 31, 2001). The note, which was to mature on May 11, 2001 and was extended to May 11, 2003 in 2001, has an outstanding balance of $430,559 at both December 31, 2001 and 2000.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

(d) DUE FROM PRINCIPAL SHAREHOLDER

Prior to 2001, capital and income distributions from the Company's investment in AVM were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001, the Company has been advancing its cash distributions from AVM to the principal shareholder. These distributions are included in due from principal shareholder of $1,232,182 at December 31, 2001 in the consolidated balance sheet.

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:


                                                                    As of and for the
                                                                 Year ended December 31
                                                            ---------------------------------
                                                               2001                   2000
                                                            -----------           -----------
REVENUES AND INVESTMENT INCOME:
Automotive parts distribution                               $ 3,175,960           $ 3,027,760
Household and tool products                                          --                 7,114
Investments                                                   1,226,420             1,124,247
Corporate                                                         7,294                 7,536
                                                            -----------           -----------
                                                            $ 4,409,674           $ 4,166,657
                                                            ===========           ===========
OPERATING PROFITS (LOSSES):
Automotive parts distribution (a)                           $ 1,581,067           ($  576,462)
Household and tool products                                     (28,073)             (800,743)
Investments                                                   1,226,420             1,236,159
Corporate                                                      (399,525)             (681,828)
                                                            -----------           -----------
                                                              2,379,889              (822,874)
Interest, net                                                    25,823               (52,319)
Other                                                            99,217               177,507
                                                            -----------           -----------
                 INCOME (LOSS) BEFORE INCOEM TAXES          $ 2,504,929           $  (697,686)
                                                            ===========           ===========

IDENTIFIABLE ASSETS:
Automotive parts distribution                               $ 2,989,282           $ 3,712,810
Household and tool products                                       4,367                 3,440
Investments                                                   2,562,579             2,507,443
Corporate                                                     3,131,629             2,392,281
                                                            -----------           -----------
                                                            $ 8,687,857           $ 8,615,974
                                                            ===========           ===========



(a) Operating profits of this segment for 2001 include an insurance recovery of $1,750,000 received in connection with a casualty loss, of which $506,937 is included in the operating losses of this segment in 2000 (see notes 3 and 15).

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 13 - EARNINGS (LOSS) PER SHARE


                                                      Year Ended December 31,
                                                 --------------------------------
                                                    2001                  2000
                                                 -----------          -----------
NUMERATOR:
  Net income (loss),
  numerator for basic and diluted
  earnings (loss) per share                      $ 1,589,629          ($  522,066)

DENOMINATOR:
  Denominator for basic earnings (loss)
  per share, weighted - average shares             4,951,150            4,920,700

EFFECT OF DILUTIVE SECURITIES:
    Stock options                                         --                   --
    Warrants                                          11,124
                                                 -----------          -----------

Dilutive potential common shares                      11,124                   --
                                                 -----------          -----------

DENOMINATOR FOR DILUTED EARNINGS
  (loss) per share, adjusted
  weighted - average shares                        4,962,274            4,920,700
                                                 -----------          -----------

  BASIC EARNINGS (LOSS) PER SHARE                $      0.32          ($     0.11)
                                                 ===========          ===========

  DILUTED EARNINGS (LOSS) PER SHARE              $      0.32          ($     0.11)
                                                 ===========          ===========


Options to purchase 15,000 shares of common stock at $2.50 per share in 2000 were not included in the computation of diluted loss per share because the effect would be antidilutive. Options and warrants to purchase 150,000 shares of common stock at prices ranging from $1.25 to $1.72 per share were not included in the 2000 computation of diluted loss per share as the effect would be antidilutive.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 14 - CAPITAL STOCK

During 2000, former employees of Consulier, who are now employees of MACC, exercised stock option agreements with the Company, 61,232 shares of restricted common stock were issued as a result.

Consulier loaned a total of $76,540 to these individuals to allow them to exercise their options and purchase the restricted common stock. Each person signed a promissory note with an interest rate of 8% per annum. The note is secured by the maker pursuant to the terms of the stock pledge agreement between the maker and the holder.

NOTE 15 - CASUALTY LOSSES

A casualty loss in the amount of $1,092,586 was caused by Hurricane Irene, which made landfall in Miami (location of Southeast's facility) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction primarily of a large portion of its inventory, and certain damage to its equipment and physical plant. The majority of the damage was to the CRA-Z Soap inventory.

The loss of $1,092,586 was reflected in the 1999 statement of operations as a casualty loss. The Company began litigation against the insurance company whose policy covered the Southeast warehouse facility and inventory, to recover the loss. However, the insurance company disputed the claim.

Upon further inspection and evaluation during the latter part of April 2000, management estimated that the remaining CRA-Z Soap located at Southeast was unsaleable. The product's unique fragrance was severely impaired by the conditions that were a result of the hurricane. Also, it was determined the soap was unsaleable because of discoloration, a change in texture and the soap stuck to packaging. The $506,937 change in estimate, representing the remaining CRA-Z Soap inventory held at Southeast, was recorded as a casualty loss during the three months ended March 31, 2000.

On March 22, 2001, the Court entered an omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and a Final Declaratory Judgment in favor of Southeast against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by a hurricane, and noted there is no dispute that the rainfall associated with Hurricane Irene caused the damage to Plaintiff's (Southeast Automotive Acquisition Corp.) property. In June 2001 the Company settled its lawsuit with American States Insurance Company for $1,750,000, recorded as insurance recovery in the accompanying 2001 statement of operations.

See Note 2 regarding a casualty loss incurred in October, 2000.

NOTE 16 - SUBSEQUENT EVENT

On April 16, 2002, the Company entered into an agreement granting a line of credit of up to $900,000, at an interest rate of 4% per annum, payable on demand, to Asset Assistance Group, LLC ("AAG"). As of April 16, 2002, the outstanding amount drawn on the line of credit was $175,000. The line of credit expires one year from April 16, 2002. Further, in consideration for the line of credit, the Company was granted an option to acquire 95% of AAG. That option expires one year from April 16, 2002 and has an exercise price of $950.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                         FORM 10-KSB ITEM 13(A) EXHIBITS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.

  Exhibit     Description
  -------     ------------

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

   4(b)       Form of Underwriters Warrant (1)

   4(c)       Form of common stock certificate (1)

   4(d)       Form of specimen warrant (1)

   4(e)       Form of preferred stock certificate (2)

   10(a)      Escrow Agreement (2)

   10(b)      Lease Agreement (2)

   10(c) Agreement of Plan of Merger between Southeast Automotive Parts,Inc. of Dade, Inc. into Southeast Automotive Acquisition Corporation (6)

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

   10(f)      Security Agreement between Consulier and Mosler dated April 16,
              1990 (5)

   10(g) Purchase and Sale Agreement between Consulier and Mosler Auto Care Center, Inc., regarding sale of automobile business (7)

   10(h) Promissory Note of Mosler Auto Care Center, Inc., dated March 31, 1990, regarding sale of automobile business (2)

   10(i) Research and Development Funding Agreement between Mosler Auto Care Center, Inc., and Consulier dated April 1, 1990 (3)

   10(j) Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)

   10(k) Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)

  Exhibit     Description
  -------     ------------

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

   21         List of subsidiaries of Consulier

   99(a)      Limited Partnership Agreement of Adams, Viner & Mosler, Ltd. (5)

---------------

     1 Incorporated by reference to Registrant's Registration Statement on Form S-18, effective May 25, 1989

     2 Incorporated by reference to Registrant's Current Report on Form 8-K filed December 31, 1989, March 31, 1990 and April 17, 1998.


     3 Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1992, June 30, 1994, June 30, 1996 and June 30, 1998.

     4 Incorporated by reference to Registrant's Current Report on Form 8-K filed April 16, 1990

     5 Incorporated by reference to Registrant's Current Report on Form 8-K filed March 1, 1991

     6 Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1989

     7 Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1991

     8 Incorporated by reference to Registrant's Annual Report on Form 10-KSB filed for the year ended December 31, 1993.

     9 Incorporated by reference to Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1994.