Form 10QSB
period 2002-03-31
CONSULIER ENGINEERING INC
filed 2002-05-15
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

    [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       -------------

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                           59-2556878
---------------------------------                          ------------------
   (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                 2391 OLD DIXIE HIGHWAY, RIVIERA BEACH, FL 33404
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 842-2492
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              As of May 15, 2002, there were 4,951,150 outstanding
               shares of common stock, par value $0.01 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                          Page
                                                                          ----

PART-I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets at March 31, 2002
         (Unaudited) and December 31, 2001..........................        3

       Consolidated Statements of Operations for the
         three months ended March 31, 2002
         and 2001 (Unaudited).......................................        4

       Consolidated Statements of Cash Flows for the
         three months ended March 31, 2002
         and 2001 (Unaudited).......................................        5

       Notes to Consolidated Financial
         Statements ................................................        6

Item 2.  Management's Discussion
            and Analysis or Plan of Operation ......................       10


PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings .........................................       14

Item 2.  Changes in Securities......................................       14

Item 3.  Defaults Upon Senior Securities............................       14

Item 4.  Submission of Matters
           to a Vote of Security Holders............................       14

Item 5.  Other Information..........................................       14

Item 6.  Exhibits and Reports on Form 8-K...........................       14

SIGNATURES..........................................................       15

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                          March 31,            December 31,
                                                            2002                  2001
                                                         -----------           -----------
                                                         (Unaudited)
 ASSETS
 Current:
  Cash                                                   $   208,442           $   150,032
  Receivables, net                                           594,911               560,848
  Due from principal shareholder (Note 2)                    790,128             1,232,182
  Receivables - related parties                              154,806                67,693
  Inventories  (Note 3)                                    1,087,627             1,137,168
  Deferred income taxes                                      158,800               158,800
  Other current assets                                        33,210                38,550
                                                         -----------           -----------
        TOTAL CURRENT ASSETS                               3,027,924             3,345,273

  Property and equipment, net                              1,334,682             1,355,466
  Limited partnership interests (Note 4)                   2,641,801             2,531,379
  Notes receivable - related parties                       1,420,247             1,420,714
  Deferred income taxes                                       35,025                35,025
                                                         -----------           -----------
                                                         $ 8,459,679           $ 8,687,857
                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 CURRENT :
  Accounts payable and accruals                          $   204,272           $   232,330
  Income taxes payable                                       127,459               710,297
  Notes payable - related parties                            184,781                65,693
                                                         -----------           -----------
        TOTAL CURRENT LIABILITIES                            516,512             1,008,320
  Bonds payable                                              312,265               308,380
                                                         -----------           -----------
        TOTAL LIABILITIES                                    828,777             1,316,700
                                                         -----------           -----------

 STOCKHOLDERS' EQUITY:
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,198,298 shares                               51,983                51,983
  Additional paid-in capital                               3,110,700             3,110,700
  Retained earnings                                        5,051,346             4,780,265
                                                         -----------           -----------
                                                           8,214,029             7,942,948
  Less: Treasury stock at cost - 247,148 shares             (468,363)             (468,363)
              Other comprehensive loss                       (38,224)              (26,888)
              Notes receivable for common stock              (76,540)              (76,540)
                                                         -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                         7,630,902             7,371,157
                                                         -----------           -----------
                                                         $ 8,459,679           $ 8,687,857
                                                         ===========           ===========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Three Months Ended
                                                                            March 31,
                                                                ---------------------------------
                                                                   2002                  2001
                                                                -----------           -----------
                                                                (Unaudited)

Revenues:
  Net sales                                                     $   788,492           $   840,894
                                                                -----------           -----------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                                                469,290               500,859
  Selling, general and administrative                               380,162               500,226
                                                                -----------           -----------

              TOTAL OPERATING COSTS AND EXPENSES                    849,452             1,001,085
                                                                -----------           -----------

                          OPERATING LOSS                            (60,960)             (160,191)
                                                                -----------           -----------

OTHER INCOME (EXPENSE):
 Investment income - related parties (Note 4)                       314,408                86,086
 Interest income - related parties                                   10,885                37,833
 Interest expense                                                    (6,140)              (36,482)
 Undistributed income of equity investee (Note 4)                   110,422                47,957
 Other income                                                        54,628                36,080
                                                                -----------           -----------

                      TOTAL OTHER INCOME                            484,203               171,474
                                                                -----------           -----------

Income before income taxes                                          423,243                11,283
Income tax provision                                                152,162                 7,433
                                                                -----------           -----------


                          NET INCOME                            $   271,081           $     3,850
                                                                ===========           ===========

         BASIC AND DILUTED EARNINGS PER SHARE (NOTE 5)          $      0.05           $      0.00
                                                                ===========           ===========




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Three Months Ended March 31,
                                                                         -----------------------------
                                                                           2002                 2001
                                                                         ---------           ---------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                 271,081               3,850
Adjustments to reconcile net income to net
 cash (used in) provided by operations:
  Depreciation                                                              26,450              27,526
  Amortization                                                               3,885               3,885
  Provision (recovery) for doubtful accounts                                    --              (8,000)
  Undistributed income of equity investee                                 (110,422)            (47,957)
  Investment income - related party                                       (314,408)            (86,086)
  Deferred income taxes                                                         --              14,423
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets            (39,752)            718,198
    Decrease in inventories                                                 49,541              15,988
    Decrease in income tax payable                                        (582,838)                 --
    Decrease in accounts payable and accruals                              (28,058)           (542,090)
                                                                         ---------           ---------

NET CASH (USED IN) PROVIDED BY OPERATIONS                                 (724,521)             99,737
                                                                         ---------           ---------

INVESTING ACTIVITIES:

  Property and equipment additions, net of dispositions                     (5,666)            (12,223)
  Distributions from partnership interest                                  314,101             123,831
  Increase (decrease) in related party loans                                32,442             (17,149)
  Decrease in due from principal shareholder                               442,054                  --
                                                                         ---------           ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                  782,931              94,459
                                                                         ---------           ---------

FINANCING ACTIVITIES:

  Net repayments of bank and other loans                                        --             (47,681)
                                                                         ---------           ---------

NET CASH USED IN FINANCING ACTIVITIES                                           --             (47,681)
                                                                         ---------           ---------

INCREASE IN CASH                                                            58,410             146,515
CASH, BEGINNING OF PERIOD                                                  150,032             418,634
                                                                         ---------           ---------

CASH, END OF PERIOD                                                      $ 208,442           $ 565,149
                                                                         =========           =========





          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

NOTE 2. DUE FROM PRINCIPAL SHAREHOLDER

Prior to 2001, capital and income distributions from the Company's investment in AVM (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001, the Company has been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $790,128 and $1,232,182, respectively, at March 31, 2002 and December 31, 2001 on the consolidated balance sheets.

NOTE 3. INVENTORIES

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

                               March 31,            December 31,
                                 2002                  2001
                              -----------           -----------
Raw materials                 $    15,817           $     5,719

CRA-Z Soap                         22,147                24,123

Finished goods                  1,179,663             1,237,326

Obsolescence Reserve             (130,000)             (130,000)
                              -----------           -----------
                              $ 1,087,627           $ 1,137,168
                              ===========           ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. PARTNERSHIP INTERESTS AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P. and BioSafe Systems, LLC.

AVM, L.P

Consulier owns approximately 10% of AVM's capital as of March 31, 2002 and December 31, 2001. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 8%, respectively, of AVM's earnings during the three-month periods ended March 31, 2002 and 2001. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

Following is a summary of the results of operations of AVM (in thousands):

                                          Three Months Ended
                                               March 31,
                                       ------------------------

                                         2002             2001
                                       -------          -------
Revenue                                $13,500          $ 6,458
Costs and expenses                       6,903            5,442
                                       -------          -------

Net income                             $ 6,597          $ 1,016
                                       =======          =======

Consulier's share of earnings          $   314          $    86
                                       -------          -------



BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at March 31, 2002 and December 31, 2001 were approximately $1,083,000 and $965,000 respectively. The investment is recorded at $577,586 and $467,164 at March 31, 2002 and December 31, 2001, respectively, further, equity in income for the three-month periods ended March 31, 2002 and 2001 was $110,422 and $47,957, respectively.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                   2002                2001
                                                ----------          ----------
NUMERATOR:
  Net income,
  numerator for basic and diluted
  earnings per share                            $  271,081          $    3,850

DENOMINATOR:
  Denominator for basic earnings
  per share, weighted - average shares           4,951,150           4,951,150

EFFECT OF DILUTIVE SECURITIES:
    Stock options                                       --              17,904
    Warrants                                        11,124               7,742
                                                ----------          ----------

Dilutive potential common shares                    11,124              25,646
                                                ----------          ----------

DENOMINATOR FOR DILUTED EARNINGS
  per share, adjusted
  weighted - average shares                      4,962,274           4,976,796
                                                ----------          ----------

  BASIC EARNINGS PER SHARE                      $     0.05          $     0.00
                                                ==========          ==========

  Diluted earnings per share                    $     0.05          $     0.00
                                                ==========          ==========





Options to purchase 10,000 and 35,000 shares of common stock at prices ranging from $1.50 $2.50 per share were not included for the three month period ended March 31, 2001 in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

At March 31, 2002, no stock options were outstanding.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. - SUBSEQUENT EVENT

On April 16, 2002, the Company entered into an agreement granting a line of credit of up to $900,000, at an interest rate of 4% per annum, payable on demand, to Asset Assistance Group, LLC ("AAG"). As of May 15, 2002, the outstanding amount drawn on the line of credit was approximately $278,000. The line of credit expires one year from April 16, 2002. Further, in consideration for the line of credit, the Company was granted an option to acquire 95% of AAG. That option expires one year from April 16, 2002, and has an exercise price of $950.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001:

During the quarter ended March 31, 2002, sales and cost of goods sold decreased $52,402 and $31,569, respectively, from the comparable amounts recorded during the quarter ended March 31, 2001. Gross profit for the three months ended March 31, 2002 decreased $20,833 compared to the three months ended March 31, 2001. Net Income for the first quarter of 2002 was $271,081, or $0.05 per share, compared to $3,850, or $0.00 per share, in the first quarter of 2001. The increase in net income is related primarily to an increase of $228,322 in investment income from related parties, and of $62,465 in undistributed income of equity investee.

Interest expense declined $30,342 due to the reduction in notes payable banks and the partial redemption of bonds payable in the second quarter of 2001.

Other income consisting of investment income and interest income/expense increased $312,729, from $484,203 in the first quarter of 2002 compared to $171,474 in 2001, primarily attributable to the $228,322 increase in earnings from AVM, and the $62,465 increase in undistributed income of BioSafe. Income before income taxes increased $411,960 from income of $11,283 in the first quarter of 2001 to income of $423,243 in the first quarter of 2002.

The effective tax rate decreased to approximately 36 % in the first quarter of 2002 compared to 66% in 2001 due to an increase of approximately $14,000 in deferred income tax expense in the first quarter of 2001.

Consulier's consolidated income for the quarter ended March 31, 2002 was $271,081, or $0.05 basic and diluted earnings per share compared to income of $3,850, or $0.00 basic and diluted earnings per share, for first quarter 2001.

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution represented 99% and 94% of Consulier's net sales in the first quarters of 2002 and 2001 respectively. This segment's sales decreased by less than 2%, or $10,980, in the 2002 quarter to $776,708, compared to $787,688 in the 2001 quarter.

The automotive parts distribution segment had income before income taxes of $95,989 in the first quarter of 2002 compared to $47,758 in the first quarter of 2001. The increase is primarily attributable to a decrease of approximately $29,000 in payroll and related expenses as a result of decreasing the number of employees from 20 to 12 during 2001.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

HOUSEHOLD AND TOOL PRODUCTS - C-6 incurred a net loss of $6,276 in the first quarter of 2002, consisting primarily of freight charges, compared to a net loss of $9,000 in the first quarter of 2001.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $314,408 in the first quarter of 2002, a 265% increase from the comparable 2001 quarter's income of $86,086. This represents annualized returns of 61% and 17%, respectively, on Consulier's average investment during each year.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $110,422 in the first quarter of 2002, a 130% increase over the comparable 2001 quarter's income of $47,957. This represents the Company's 40% interest in BioSafe's net income of approximately $276,000 in the first quarter of 2002, compared to $120,000 in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, Consulier's cash totaled $208,442 as compared to $150,032 at December 31, 2001, an increase of $58,410. Net cash used in operations increased to $724,521 in the first three months of 2002 compared to $99,737 of net cash provided in the first three months of 2001. Net cash provided by investing activities increased from $94,459 in the first three months of 2001 to $782,931 in the first three months of 2002, resulting primarily from a decrease of $442,054 in due from principal shareholder, and a $190,270 increase in distributions from partnership interest.

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

During the first quarter of 2002, a significant portion of the Company's excess cash funds continued to be advanced to the Company's principal shareholder, under demand receivables.

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2002 and approximately $278,000 is outstanding at May 15, 2002. Sources for funding the line of credit are expected to be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

FUTURE OUTLOOK

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2002 on Consulier's limited partnership investment. However, there is no guarantee that the annualized return of 61% in the first quarter of 2002 will be maintained.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2002, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2002, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

During the first quarter of 2002, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of 2002, the Company did not submit any matters to a vote of security holders.

ITEM 5.  OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

              None

     (a)  CURRENT REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSULIER ENGINEERING, INC.
                                                (Registrant)

Date: May 15, 2002                     By: /s/ Alan R Simon
                                           -------------------------------------
                                               Alan R. Simon, Esq.
                                               Secretary/Treasurer