Form 10QSB
period 2002-06-30
CONSULIER ENGINEERING INC
filed 2002-08-19
CIK 846718

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  0-17756

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                            59-2556878
---------------------------------                           -------------------
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


             As of August 14, 2002, there were 4,951,150 outstanding
               shares of common stock, par value $0.01 per share.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                                  INDEX

PART-I.  FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
Item 1.  Financial Statements

       Consolidated Balance Sheets at June 30, 2002
         (Unaudited) and December 31, 2001................................  3

       Consolidated Statements of Operations for the
         three and six months ended June 30, 2002
         and 2001 (Unaudited).............................................  4

       Consolidated Statements of Cash Flows for the
         six months ended June 30, 2002
         and 2001 (Unaudited).............................................  5

       Notes to Consolidated Financial
         Statements.......................................................  6

Item 2.  Management's Discussion
            and Analysis or Plan of Operation.............................  9


PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 14

Item 2.  Changes in Securities............................................ 14

Item 3.  Defaults Upon Senior Securities.................................. 14

Item 4.  Submission of Matters
           to a Vote of Security Holders.................................. 14

Item 5.  Other Information................................................ 14

Item 6.  Exhibits and Reports on Form 8-K................................. 14

SIGNATURES ............................................................... 15

EXHIBITS ................................................................. 16

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                                         June 30,          December 31,
                                                           2002               2001
                                                       -----------         -----------
                                                       (Unaudited)
   ASSETS
 Current:
  Cash                                                 $   133,814         $   150,032
  Receivables, net                                         521,033             560,848
  Due from principal shareholder (Note 2)                1,022,471           1,232,182
  Receivables - related parties (Note 6)                   517,375              67,693
  Inventories  (Note 3)                                  1,188,680           1,137,168
  Deferred income taxes                                    158,800             158,800
  Other current assets                                      66,549              38,550
                                                       -----------         -----------
        Total current assets                             3,608,722           3,345,273

  Property and equipment, net                            1,308,233           1,355,466
  Limited partnership interests (Note 4)                 2,326,344           2,531,379
  Notes receivable - related parties                     1,420,714           1,420,714
  Deferred income taxes                                     35,025              35,025
                                                       -----------         -----------
                                                       $ 8,699,038         $ 8,687,857
                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Current :
  Accounts payable and accruals                        $   313,326         $   232,330
  Income taxes payable                                          --             710,297
  Notes payable - related parties                          230,045              65,693
                                                       -----------         -----------
        Total current liabilities                          543,371           1,008,320

  Bonds payable                                            316,150             308,380
                                                       -----------         -----------
        Total liabilities                                  859,521           1,316,700
                                                       -----------         -----------

 STOCKHOLDERS' EQUITY:
   Common stock of $.01 par value:
    Authorized --- 25,000,000 shares;
    Issued --- 5,198,298 shares                             51,983              51,983
  Additional paid-in capital                             3,110,700           3,110,700
  Retained earnings                                      5,257,985           4,780,265
                                                       -----------         -----------
                                                         8,420,668           7,942,948

  Less: Treasury stock at cost - 247,148 shares           (468,363)           (468,363)
              Other comprehensive loss                     (36,248)            (26,888)
              Notes receivable for common stock            (76,540)            (76,540)
                                                       -----------         -----------
        Total stockholders' equity                       7,839,517           7,371,157
                                                       -----------         -----------
                                                       $ 8,699,038         $ 8,687,857
                                                       ===========         ===========




          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Three Months Ended                       Six Months Ended
                                                        June 30,                                 June 30,
                                             -------------------------------         -------------------------------
                                                2002                2001                 2002               2001
                                             -----------         -----------         -----------         -----------
                                                       (Unaudited)                             (Unaudited)
Revenues:
  Net sales                                  $   701,907         $   922,451         $ 1,490,399         $ 1,763,345
                                             -----------         -----------         -----------         -----------
Operating costs and expenses:
  Cost of goods sold                             390,585             556,152             859,875           1,057,015
  Selling, general and administrative            367,352             508,051             747,514           1,008,277
                                             -----------         -----------         -----------         -----------

  Total operating costs and expenses             757,937           1,064,203           1,607,389           2,065,292
                                             -----------         -----------         -----------         -----------

              Operating loss                     (56,030)           (141,752)           (116,990)           (301,947)
                                             -----------         -----------         -----------         -----------
Other income (expense):
 Investment income
  - related parties (Note 4)                     337,797             247,582             652,205             333,668
 Interest income - related parties                12,987              32,452              23,872              70,285
 Interest expense                                 (6,208)            (32,570)            (12,348)            (69,052)
Insurance recovery                                     0           1,750,000                   0           1,750,000
 Undistributed income (loss)
  of equity investee (Note 4)                      8,854             (65,015)            119,276             (17,058)
 Other income                                     29,077              13,926              83,705              50,006
                                             -----------         -----------         -----------         -----------

          Total other income                     382,507           1,946,375             866,710           2,117,849
                                             -----------         -----------         -----------         -----------

Income before income taxes                       326,477           1,804,623             749,720           1,815,902
Income tax provision                             119,838             619,567             272,000             627,000
                                             -----------         -----------         -----------         -----------

              Net income                     $   206,639         $ 1,185,056         $   477,720         $ 1,188,902
                                             ===========         ===========         ===========         ===========

           Basic and diluted
      earnings per share (Note 5)            $      0.04         $      0.24         $      0.10         $      0.24
                                             ===========         ===========         ===========         ===========
















          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                          Six Months Ended June 30,
                                                                       -------------------------------
                                                                           2002               2001
                                                                       -----------         -----------
                                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                                             $   477,720         $ 1,188,902
Adjustments to reconcile net income to net
 cash (used in) provided by operations:
  Depreciation                                                              52,899              53,865
  Amortization                                                               7,770               7,770
  Provision (recovery) for doubtful accounts                                (2,504)             (4,699)
  Undistributed income of equity investee                                 (119,276)             17,058
  Investment income - related party                                       (652,205)           (333,668)
  Deferred income taxes                                                         --             289,817
  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets           (435,362)            579,844
    Decrease (increase) in inventories                                     (51,512)             23,038
    Decrease in income tax payable                                        (710,297)                 --
    Increase (decrease)in accounts payable and accruals                     80,996            (252,819)
                                                                       -----------         -----------

NET CASH  (USED IN) PROVIDED BY OPERATIONS                              (1,351,771)          1,569,108
                                                                       -----------         -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions                     (5,666)            (25,789)
  Distributions from partnership interest                                  967,156             306,647
  Increase (decrease) in related party loans                               164,352             (29,828)
  Decrease (increase) in due from principal shareholder                    209,711            (384,509)
                                                                       -----------         -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      1,335,553            (133,479)
                                                                       -----------         -----------

FINANCING ACTIVITIES:
  Net repayments of bank and other loans                                        --          (1,047,681)
  Payments on bonds payable                                                     --            (500,000)
                                                                       -----------         -----------

NET CASH USED IN FINANCING ACTIVITIES                                           --          (1,547,681)
                                                                       -----------         -----------

DECREASE IN CASH                                                           (16,218)           (112,052)
CASH, BEGINNING OF PERIOD                                                  150,032             418,634
                                                                       -----------         -----------

CASH, END OF PERIOD                                                    $   133,814         $   306,582
                                                                       ===========         ===========





          See accompanying notes to consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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


NOTE 2. DUE FROM PRINCIPAL SHAREHOLDER

Prior to 2001, capital and income distributions from the Company's investment in AVM, L.P. (AVM) (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001, the Company has been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $1,022,471 and $1,232,182, respectively, at June 30, 2002 and December 31, 2001 on the consolidated balance sheets.


NOTE 3. INVENTORIES

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

                                June 30,            December 31,
                                  2002                 2001
                              -----------           -----------
Raw materials                 $    15,817           $     5,719

CRA-Z Soap                         21,239                24,123

Finished goods                  1,281,624             1,237,326

Obsolescence Reserve             (130,000)             (130,000)
                              -----------           -----------
                              $ 1,188,680           $ 1,137,168
                              ===========           ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4. PARTNERSHIP INTERESTS AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P. and BioSafe Systems, LLC.

AVM, L.P
Consulier owns approximately 10% of AVM's capital as of June 30, 2002 and December 31, 2001. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 9% and 8%, respectively, of AVM's earnings during the three-month periods ended June 30, 2002 and 2001.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

In April 2002, AVM, as a result of the departure of one of the members of the general partner and in accordance with its partnership agreement, distributed $346,151 to Consulier, thereby enabling Consulier to maintain its same pro-rata percentage ownership in AVM.


Following is a summary of the results of operations of AVM (in thousands):



                                          Three Months Ended                Six Months Ended
                                               June 30,                          June 30,
                                       ------------------------          ------------------------
                                         2002             2001             2002            2001
                                       -------          -------          -------          -------
Revenues                               $ 9,842          $ 9,061          $21,206          $15,520
Costs and expenses                       5,890            5,910           13,828           11,352
                                       -------          -------          -------          -------

Net income                             $ 3,952          $ 3,151          $ 7,378          $ 4,168
                                       =======          =======          =======          =======

Consulier's share of earnings          $   338          $   248          $   652          $   334
                                       -------          -------          -------          -------


BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at June 30, 2002 and December 31, 2001 were approximately $1,093,000 and $965,000 respectively. The investment is recorded at $586,440 and $467,164 at June 30, 2002 and December 31, 2001, respectively. Further, equity in income for the six months ended June 30, 2002 was $119,276, compared to an equity in its loss of $17,058 for the first six months of 2001.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE


                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                          ------------------------------          ------------------------------
                                                             2002                2001                2002                2001
                                                          ----------          ----------          ----------          ----------
Numerator:
  Net income,
  numerator for basic and diluted
  earnings per share                                      $  206,639          $1,185,056          $  477,720          $1,188,902

Denominator:
  Denominator for basic earnings
  per share, weighted - average shares                     4,951,150           4,951,150           4,951,150           4,951,150

Effect of dilutive securities:
    Stock options                                                 --                  --                  --                  --
    Warrants                                                  11,124              11,783              11,124               9,830
                                                          ----------          ----------          ----------          ----------
Dilutive potential common shares                              11,124              11,783              11,124               9,830
                                                          ----------          ----------          ----------          ----------

Denominator for diluted earnings
  per share, adjusted
  weighted - average shares                                4,962,274           4,962,933           4,962,274           4,960,980
                                                          ----------          ----------          ----------          ----------

  Basic earnings per share                                $     0.04          $     0.24          $     0.10          $     0.24
                                                          ==========          ==========          ==========          ==========

  Diluted earnings per share                              $     0.04          $     0.24          $     0.10          $     0.24
                                                          ==========          ==========          ==========          ==========




At June 30, 2002, no stock options were outstanding.

NOTE 6. - NOTE RECEIVABLE - RELATED PARTY

On April 16, 2002, the Company entered into an agreement granting a line of credit of up to $900,000, at an interest rate of 4% per annum, payable on demand, to Asset Assistance Group, LLC ("AAG"). As of June 30, 2002, the outstanding amount drawn on the line of credit was approximately $310,000, and is included in Receivables - related parties in the accompanying consolidated balance sheet. The line of credit expires one year from April 16, 2002. Further, in consideration for the line of credit, the Company was granted an option to acquire 95% of AAG. That option expires one year from April 16, 2002, and has an exercise price of $950.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001:

During the six months ended June 30, 2002, sales and cost of goods sold decreased $272,946 and $197,140, respectively, from the comparable amounts recorded during the six months ended June 30, 2001. Gross profit for the six months ended June 30, 2002 decreased $75,806 compared to the six months ended June 30, 2001. Net Income for the first six months of 2002 was $477,720, or $0.10 per share, compared to $1,188,902, or $0.24 per share, in the second quarter of 2001. The decrease in net income is related primarily to a combination of a one-time insurance recovery of $1.75 million in 2001, an increase of $318,537 in investment income from related parties, and an increase of $136,334 in undistributed income of equity investee.

Interest expense declined by $56,704 due to the reduction in notes payable banks and the partial redemption of bonds payable in the second quarter of 2001.

Other income consisting of investment income and interest income/expense decreased $1,251,139, to $866,710 in the first six months of 2002 compared to $2,117,849 in 2001, primarily attributable to the $318,537 increase in investment income from AVM and the $136,334 increase in undistributed income of BioSafe, offset by an insurance recovery of $1.75 million in 2001. Income before income taxes decreased $1,066,182 from income of $1,815,902 in the six months of 2001 to income of $749,720 in the six months of 2002.

The effective tax rate increased to approximately 36.3% in the six months of 2002 compared to 34.5% in 2001.

Consulier's consolidated net income for six months ended June 30, 2002 was $477,720, or $0.10 basic and diluted earnings per share compared to income of $1,188,902, or $0.24 basic and diluted earnings per share, for the first six months of 2001.

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001:

During the quarter ended June 30, 2002, sales and cost of goods sold decreased $220,544 and $165,567, respectively, from the comparable amounts recorded during the quarter ended June 30, 2001. Gross profit for the three months ended June 30, 2002 decreased $54,977 compared to the three months ended June 30, 2001. Net Income for the second quarter of 2002 was $206,639, or $0.04 per share, compared to $1,185,056, or $0.24 per share, in the second quarter of 2001. The decrease in net income is related primarily to an increase of $90,215 in investment income from related parties and of $73,869 in undistributed income of equity investee, offset by an insurance recovery of $1.75 million dollars in 2001.

Interest expense declined $26,362 due to the reduction in notes payable banks and the partial redemption of bonds payable in the second quarter of 2001.

Other income consisting of investment income and interest income/expense decreased $1,563,868, from $382,507 in the second quarter of 2002 compared to $1,946,375 in 2001, primarily attributable to the $90,215 increase in investment income from AVM, the $73,869 increase in undistributed income of BioSafe and an insurance recovery of $1.75 million in 2001. Income before income taxes decreased $1,478,146 from income of $1,804,623 in the second quarter of 2001 to income of $326,477 in the second quarter of 2002.

The effective tax rate increased to approximately 36.7% in the second quarter of 2002 compared to 34.3% in 2001.

Consulier's consolidated income for the quarter ended June 30, 2002 was $206,639, or $0.04 basic and diluted earnings per share compared to income of $1,185,056, or $0.24 basic and diluted earnings per share, for second quarter 2001.

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution represented 98.5% and 93.3% of Consulier's net sales in the second quarters of 2002 and 2001, respectively. This segment's sales decreased by 19.6%, or $168,658, in the 2002 second quarter to $691,755, compared to $860,413 in the 2001 second quarter. This decrease can be attributed primarily to the adverse impact of the current economic conditions in the United States, Latin America and South America.

The automotive parts distribution segment had income before income taxes of $60,274 in the second quarter of 2002 compared to $1,710,789 in the second quarter of 2001. The decrease is primarily attributable to an insurance recovery of $1.75 million in second quarter 2001.

HOUSEHOLD AND TOOL PRODUCTS - C-6 incurred a net loss of $6,188 in the second quarter of 2002, consisting primarily of freight charges, compared to a net loss of $7,000 in the second quarter of 2001.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $337,797 in the second quarter of 2002, a 36.44% increase from the comparable 2001 quarter's income of $247,582. This represents annualized returns of 78% and 48%, respectively, on Consulier's average investment during each year.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $8,854 in the second quarter of 2002, a 113.6% increase over the comparable 2001 quarter's equity in loss of $65,015. This represents the Company's 40% interest in BioSafe's net income of approximately $27,000 in the second quarter of 2002, compared to a net loss of approximately $145,000 in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, Consulier's cash totaled $133,814 as compared to $150,032 at December 31, 2001, a decrease of $16,218. Net cash used in operations increased to $1,351,771 in the first six months of 2002 compared to $1,569,108 of net cash provided in the first six months of 2001. Net cash provided by investing activities increased to $1,335,553 in the first six months of 2002, compared to $133,479 of net cash used in the first six months of 2001, resulting primarily from an increase in the change in due from principal shareholder of $594,220 and an increase in the change in distributions from partnership interest of $660,509.

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

During the second quarter of 2002, a significant portion of the Company's excess cash funds continued to be advanced to the Company's principal shareholder, under demand receivables.

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2002 and approximately $310,000, including approximately $3,000 in accrued interest, is outstanding at June 30, 2002. Sources for funding the line of credit are expected to be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

FUTURE OUTLOOK

Based on AVM's recent operations and operating results over the past five years, management expects continued positive annualized returns in 2002 on Consulier's limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

Sales in the automotive parts distribution segment are expected to increase in the second half of 2002 due to the reorganization of the sales department and training of salespeople, strengthening of existing product lines, and increased marketing and promotion. Southeast is scheduled to attend numerous trade shows in key locations around the world to promote and sell its products.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements. Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in BioSafe and AVM, lending to AAG, and the marketing of Consulier's Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2002, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

ITEM 2. CHANGES IN SECURITIES

During the second quarter of 2002, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the second quarter of 2002, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the second quarter of 2002, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

             None

         (b) CURRENT REPORTS ON FORM 8-K

             The Company did not file any reports on Form 8-K during the three month period ended June 30, 2002.


         (c) CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 200218 U.S.C. (SECTION 1350)

             The Company has attached Exhibits 99.1 and 99.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONSULIER ENGINEERING, INC.

                                              (Registrant)




Date: August 19, 2002                  By: /s/ Alan R Simon
                                           -------------------------------------
                                           ALAN R. SIMON, ESQ.
                                           Secretary and Treasurer (Principal
                                           Financial and Accounting Officer)




Date: August 19, 2002                  By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           WARREN B. MOSLER
                                           Chairman of the Board, President
                                           & Chief Executive Officer (Principal
                                           Executive Officer)