Form 10QSB
period 2002-09-30
CONSULIER ENGINEERING INC
filed 2002-11-18
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756

Consulier Engineering, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, FL 33404

(Address of principal executive offices)

(561) 842-2492

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 14, 2002, there were 4,951,150 outstanding
shares of common stock, par value $0.01 per share.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART-I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS

Current:
Cash and cash equivalents	$700,197	$150,032
Receivables, net	462,201	560,848
Due from principal shareholder (Note 2)	844,939	1,232,182
Receivables — related parties (Note 6)	310,792	67,693
Inventories (Note 3)	1,297,817	1,137,168
Deferred income taxes	158,800	158,800
Other current assets	15,734	38,550

Total current assets	3,790,480	3,345,273

Property and equipment, net	1,284,449	1,355,466
Limited partnership interests (Note 4)	3,041,330	2,531,379
Notes receivable — related parties	1,420,714	1,420,714
Deferred income taxes	35,025	35,025

	$9,571,998	$8,687,857
LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current:
Accounts payable and accruals	$382,185	$232,330
Income taxes payable	250,898	710,297
Notes payable — related parties	222,200	65,693

Total current liabilities	855,283	1,008,320
Bonds payable	320,035	308,380

Total liabilities	1,175,318	1,316,700

STOCKHOLDERS’ EQUITY:
Common stock of $.01 par value:
Authorized -— 25,000,000 shares; Issued -— 5,198,298 shares	51,983	51,983
Additional paid-in capital	3,110,700	3,110,700
Retained earnings	5,825,444	4,780,265

	8,988,127	7,942,948
Less: Treasury stock at cost - 247,148 shares	(468,363)	(468,363)
Other comprehensive loss	(46,544)	(26,888)
Notes receivable for common stock	(76,540)	(76,540)

Total stockholders’ equity	8,396,680	7,371,157

	$9,571,998	$8,687,857

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)

Revenues:
Net sales	$710,699	$737,597	$2,201,098	$2,500,942

Operating costs and expenses:
Cost of goods sold	383,798	453,137	1,243,673	1,510,152
Selling, general and administrative	329,647	429,259	1,077,161	1,437,536

Total operating costs and expenses	713,445	882,396	2,320,834	2,947,688

Operating loss	(2,746)	(144,799)	(119,736)	(446,746)
Other income (expense):
Investment income - related parties (Note 4)	671,517	520,626	1,323,722	854,294
Interest income — related parties	2,792	23,935	26,664	94,220
Interest expense	(5,368)	(6,433)	(17,716)	(75,485)
Insurance recovery	—	—	—	1,750,000
Undistributed income of equity investee (Note 4)	216,212	134,307	335,488	117,249
Other income	43,652	36,122	127,357	86,128

Total other income	928,805	708,557	1,795,515	2,826,406

Income before income taxes	926,059	563,758	1,675,779	2,379,660
Income tax provision	358,600	233,225	630,600	860,225

Net income	$567,459	$330,533	$1,045,179	$1,519,435

Basic and diluted earnings per share (Note 5)	$0.11	$0.07	$0.21	$0.31

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$1,045,179	$1,519,435
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	76,683	80,203
Amortization	11,655	11,655
Provision (recovery) for doubtful accounts	(7,785)	13,651
Undistributed income of equity investee	(335,488)	(117,249)
Investment income — related party	(1,323,722)	(854,294)
Deferred income taxes	—	234,648
Changes in operating assets and liabilities:
Increase in receivables and other current assets	(113,851)	(173,430)
Decrease (increase) in inventories	(160,649)	583,553
Increase (decrease) in income tax payable	(459,399)	626,000
Increase (decrease) in accounts payable and accruals	149,855	(615,078)

NET CASH (USED IN) PROVIDED BY OPERATIONS	(1,117,522)	1,309,094

INVESTING ACTIVITIES:
Property and equipment additions, net of dispositions	(5,666)	(23,672)
Distributions from partnership interest, net	1,129,603	854,294
Increase (decrease) in related party loans	156,507	(20,817)
Decrease (increase) in due from principal shareholder	387,243	(856,140)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,667,687	(46,335)

FINANCING ACTIVITIES:
Net repayments of bank and other loans	—	(1,047,681)
Payments on bonds payable	—	(500,000)

NET CASH USED IN FINANCING ACTIVITIES	—	(1,547,681)

INCREASE (DECREASE) IN CASH	550,165	(284,922)
CASH, BEGINNING OF PERIOD	150,032	418,634

CASH, END OF PERIOD	$700,197	$133,712

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the “Company” or “Consulier”) and its wholly-owned subsidiaries, Southeast Automotive Acquisition Corporation (“Southeast”), Consulier Business Services, Inc, (“CBSI”) and C-6 Products, Inc (“C-6”). All intercompany balances and transactions have been eliminated.

Note 2. Due from Principal Shareholder

Prior to 2001, capital and income distributions from the Company’s investment in AVM, L.P. (AVM) (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001 and ending in July 2002, the Company has been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $844,939 and $1,232,182, respectively, at September 30, 2002 and December 31, 2001 on the consolidated balance sheets.

Note 3. Inventories

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

	September 30,	December 31,
	2002	2001

Raw materials	$26,268	$5,719
CRA-Z Soap	23,426	24,123
Finished goods	1,378,123	1,237,326
Obsolescence Reserve	(130,000)	(130,000)

	$1,297,817	$1,137,168

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Partnership Interests and Concentration of Credit Risk

The limited partnership interests consist of Consulier’s investment in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC.

AVM, L.P

Consulier owns approximately 10% of AVM’s capital as of September 30, 2002 and December 31, 2001. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM’s earnings during each of the three-month periods ended September 30, 2002 and 2001.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

In April 2002, AVM, as a result of the departure of one of the members of the general partner and in accordance with its partnership agreement, distributed $346,151 to Consulier, thereby enabling Consulier to maintain its same pro-rata percentage ownership in AVM. During the quarter ended September 30, 2002, the Company increased its investment in AVM by $134,070.

Following is a summary of the results of operations of AVM (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$21,096	$13,500	$47,375	$29,020
Costs and expenses	12,970	6,903	31,871	18,256

Net income	$8,126	$6,597	$15,504	$10,764

Consulier’s share of earnings	$671	$521	$1,324	$854

BioSafe Systems, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC’s total assets (unaudited) at September 30, 2002 and December 31, 2001 were approximately $1,690,000 and $965,000 respectively. The investment is recorded at $802,652 and $467,164 at September 30, 2002 and December 31, 2001, respectively. Further, equity in income for the nine months ended September 30, 2002 was $335,488, compared to $117,249 for the first nine months of 2001.

Systems Technologies, LLC

During August 2002, the Company purchased a 3.75% interest, totaling $375,000 at September 30, 2002, in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). ST, LLC is a member of Systems Technologies, LLC, a California limited liability company which holds the exclusive license to the AmeliorED™ Patient Care Systems. The AmeliorED Patient Care Systems provides total hospital emergency department automation support in an integrated system. The Company’s principal stockholder also holds an approximate 81% interest in ST, LLC.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Earnings Per Share

	3 Months Ended Sept 30,		9 Months Ended Sept 30,

	2002	2001	2002	2001

Numerator:
Net income, numerator for basic and diluted earnings per share	$567,459	$330,533	$1,045,179	$1,519,435
Denominator:
Denominator for basic earnings per share, weighted – average shares	4,951,150	4,951,150	4,951,150	4,951,150
Effect of dilutive securities:
Stock options	—	—	—	—
Warrants	11,124	12,342	11,124	10,691

Dilutive potential common shares	11,124	12,342	11,124	10,691

Denominator for diluted earnings per share, adjusted weighted – average shares	4,962,274	4,963,492	4,962,274	4,961,841

Basic earnings per share	$0.11	$0.07	$0.21	$0.31

Diluted earnings per share	$0.11	$0.07	$0.21	$0.31

At September 30, 2002, no stock options were outstanding.

Note 6. – NOTE RECEIVABLE – RELATED PARTY

On April 16, 2002, the Company entered into an agreement granting a line of credit of up to $900,000, at an interest rate of 4% per annum, payable on demand, to Asset Assistance Group, LLC (“AAG”). As of September 30, 2002, the outstanding amount drawn on the line of credit was $0. The line of credit expires one year from April 16, 2002. Further, in consideration for the line of credit, the Company was granted an option to acquire 95% of AAG. That option expires one year from April 16, 2002, and has an exercise price of $950.

Item 2. Management’s Discussion And Analysis Or Plan Of Operation

Results of Operations

The following compares the results of operations for the nine months ended September 30, 2002 to the nine months ended September 30, 2001:

During the nine months ended September 30, 2002, sales and cost of goods sold decreased $299,844 and $266,479, respectively, from the comparable amounts recorded during the nine months ended September 30, 2001. Gross profit for the nine months ended September 30, 2002 decreased $33,365 compared to the nine months ended September 30, 2001. Net Income for the first nine months of 2002 was $1,045179, or $.21 per share, compared to $1,519,435, or $.31 per share, in the first nine months of 2001. The decrease in net income is related primarily to a combination of a one-time insurance recovery of $1.75 million in 2001, an increase of $469,428 in investment income from related parties, and an increase of $218,239 in undistributed income of equity investee.

Interest expense declined by $57,769 due to the reduction in notes payable banks and the partial redemption of bonds payable in the second quarter of 2001.

Other income consisting of investment income and interest income/expense decreased $1,030,891, to $1,795,515 in the first nine months of 2002 compared to $2,826,406 in 2001, primarily attributable to the $469,428 increase in investment income from AVM and the $218,239 increase in undistributed income of BioSafe, offset by an insurance recovery of $1.75 million in 2001. Income before income taxes decreased $703,881 from income of $2,379,660 in the nine months of 2001 to income of $1,675,779 in the nine months of 2002.

The effective tax rate increased to approximately 38% in the nine months of 2002 compared to 36% in 2001.

Consulier’s consolidated net income for nine months ended September 30, 2002 was $1,045,179, or $0.21 basic and diluted earnings per share compared to income of $1,519,435, or $0.31 basic and diluted earnings per share, for the first nine months of 2001.

The following compares the results of operations for the three months ended September 30, 2002 to the three months ended September 30, 2001:

During the quarter ended September 30, 2002, sales and cost of goods sold decreased $26,898 and $69,339, respectively, from the comparable amounts recorded during the quarter ended September 30, 2001. Gross profit for the three months ended September 30, 2002 increased $42,441 compared to the three months ended September 30, 2001. Net Income for the third quarter of 2002 was $567,459, or $0.11 per share, compared to $330,533, or $0.07 per share, in the third quarter of 2001. The increase in net income is related primarily to an increase of $150,891 in investment income from related parties and of $81,905 in undistributed income of equity investee.

Interest expense declined $1,065 due to the reduction in notes payable banks and the partial redemption of bonds payable in the third quarter of 2001.

Other income consisting of investment income and interest income/expense increased $220,248, from $928,805 in the third quarter of 2002 compared to $708,557 in 2001, primarily attributable to the

$150,891 increase in investment income from AVM and the $81,905 increase in undistributed income of BioSafe. Income before income taxes increased $362,301 from income of $563,758 in the third quarter of 2001 to income of $926,059 in the third quarter of 2002.

The effective tax rate decreased to approximately 39% in the second quarter of 2002 compared to 41% in 2001.

Consulier’s consolidated income for the quarter ended September 30, 2002 was $567,459, or $0.11 basic and diluted earnings per share compared to income of $330,533, or $0.07 basic and diluted earnings per share, for third quarter 2001.

AUTOMOTIVE PARTS DISTRIBUTION – Net sales of Consulier’s Southeast automotive parts distribution represented 96.9% and 99.9% of Consulier’s net sales in the third quarters of 2002 and 2001, respectively. This segment’s sales decreased by 6.5%, or $47,885 in the 2002 third quarter to $689,015, compared to $736,900 in the 2001 third quarter. This decrease can be attributed primarily to the adverse impact of the current economic conditions in the United States, Latin America and South America.

The automotive parts distribution segment had income before income taxes of approximately $135,000 in the third quarter of 2002 compared to approximately $54,000 in the third quarter of 2001. The increase is primarily attributable to an increase in gross profit of approximately $42,000.

HOUSEHOLD AND TOOL PRODUCTS – C-6 incurred a net loss of approximately $12,000 in the third quarter of 2002, consisting primarily of storage charges, compared to a net loss of $4,300 in the third quarter of 2001.

INVESTMENT IN AVM – Investment income from Consulier’s AVM limited partnership interest was $671,517 in the third quarter of 2002, a 2.9% increase from the comparable 2001 quarter’s income of $520,626. This represents annualized returns of 33.6% and 52.1%, respectively, on Consulier’s average investment during each year.

INVESTMENT IN BIOSAFE – Equity in income of BioSafe was $216,212 in the third quarter of 2002, a 60.9% increase over the comparable 2001 quarter’s equity in income of $134,307. This represents the Company’s 40% interest in BioSafe’s net income of approximately $534,000 in the third quarter of 2002, compared to a net income of approximately $336,000 in the third quarter of 2001.

Liquidity and Capital Resources

At September 30, 2002, Consulier’s cash and cash equivalents totaled $700,197 as compared to $150,032 at December 31, 2001, an increase of $550,165. Net cash used in operations increased to $1,117,522 in the first nine months of 2002 compared to $1,309,094 of net cash provided in the first nine months of 2001. The increase in cash used in operations is primarily the result of a decrease in net income of approximately $474,000, an increase in the change in investment income – related parties of approximately $469,000 and an increase in the change in income taxes payable of approximately $1,085,000. Net cash provided by investing activities increased to $1,667,687 in the first nine months of 2002, compared to $46,335 of net cash used in the first nine months of 2001, resulting primarily from an increase in the change in due from principal shareholder of $1,243,383 and an increase in the change in distributions from partnership interest of $275,309.

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

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2002 and $0 is outstanding at September 30, 2002. Sources for funding the line of credit are expected to be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Future Outlook

Based on AVM’s recent operating results over the past five years, management expects continued positive annualized returns in 2002 on Consulier’s limited partnership investment. However, there is no guarantee that the returns of the past can be maintained.

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

Norpak, also with a full line of cleaning products and retail as well as distribution sources, has been contracted to be the main distributor for the Captain CRA-Z soap product in Canada. These agreements include pricing schedules for products at distributorship levels.

Veridien and Norpak are working with Consulier to launch the soap product to national and regional retailers and major distributors.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained in this report, certain matters discussed in Management’s Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier’s planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in BioSafe and AVM, lending to AAG, and the marketing of Consulier’s Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

Item 3. Controls and Procedures

a.	Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of it’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2002, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

Item 2. Changes in Securities

During the third quarter of 2002, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

During the third quarter of 2002, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

Item 4. Submission of Matters to a Vote of Security Holders

During the third quarter of 2002, the Company did not submit any matters to a vote of security holders.

Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits required by Item 601 of Regulation S-B

None

     (b)  Current Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended September 30, 2002.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)

Date: November 18, 2002	By: /s/ Alan R. Simon

Alan R. Simon, Esq. Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 18, 2002	By: /s/ Warren B. Mosler

Warren B. Mosler Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

Sarbanes-Oxley Section 302 Certification

I, Alan R. Simon, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Consulier Engineering, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	By: /s/ Alan R. Simon

Alan R. Simon, Esq., Secretary and Treasurer (Principal Financial and Accounting Officer)

Sarbanes-Oxley Section 302 Certification

I, Warren B. Mosler, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Consulier Engineering, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002	By: /s/ Warren B. Mosler

Warren B. Mosler
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)