Form 10KSB
period 2002-12-31
CONSULIER ENGINEERING INC
filed 2003-04-15
CIK 846718

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         COMMISSION FILE NUMBER 0-17756

                           CONSULIER ENGINEERING, INC.

                 (Name of small business issuer in its charter)
Florida                                      59-2556878
----------------------------------------     -----------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

2391 Old Dixie Highway
Riviera Beach, FL                            33404-5456
----------------------------------------     --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2002 totaled $2,704,182.

As of March 28, 2003, there were 4,934,393 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 28, 2003 based on the average bid and asked price on such date was $1,304,839.

No documents are incorporated by reference.

                           CONSULIER ENGINEERING, INC.

                         2002 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Description of Business........................................    3

Item 2.    Description of Property........................................    6

Item 3.    Legal Proceedings..............................................    6

Item 4.    Submission of Matters to a Vote of Security Holders............    7

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.......    8

Item 6.    Management's Discussion and Analysis or Plan of Operation......    9

Item 7.    Financial Statements...........................................   13

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................   13

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a)
           of the Exchange Act............................................   14

Item 10.   Executive Compensation.........................................   15

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters................................   17

Item 12.   Certain Relationships and Related Transactions.................   18

Item 13.   Exhibits and Reports on Form 8-K ..............................   18

Item 14.   Controls and Procedures .......................................   18

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

DESCRIPTION OF BUSINESS SEGMENTS

(1) AUTOMOTIVE PARTS DISTRIBUTION

BACKGROUND AND RECENT DEVELOPMENTS

Southeast is located in Miami, Florida. It is engaged in research, development and distribution to the automotive wholesale market. It sells OEM Quality Aftermarket Products, distributing automotive flywheels, flex plates, transmission and engine mounts, torque struts, nylon gears, plastic components, grommets, cables and repair kits.

Based upon the Board of Director's determination that it was in the best long-term interest of the Company's shareholders to reduce its interest in Southeast, Consulier sold 70% of its shares of common stock of Southeast to Bernardo and Aimee Davila, CEO and CFO of Southeast, for a purchase price of all their stock in Consulier consisting of 45,000 shares, valued at approximately $110,000. In addition, Southeast agreed to repay Consulier its debt, totaling approximately $1,600,000 at December 31, 2002, which shall be calculated as inventory at cost, plus accounts receivable, minus accounts payable, plus cash on hand, plus any debt to Consulier incurred after the effective date of the sale. The debt will be paid by an interest -bearing promissory note payable by Southeast to Consulier in monthly installments of approximately $9,600 of principal and interest at a rate of 6% beginning February 20, 2003 through January 20, 2033. The debt is guaranteed by Bernardo and Aimee Davila, up to approximately $228,000, the amount of cash in Southeast at December 31, 2002, and is secured by the assets of Southeast. The effective date of the sale was on December 31, 2002 and the closing was held on February 5, 2003.

PRODUCTS

The Southeast line of products features Premium Quality Mounts, torqued to P/F Specification fasteners, and the use of natural or synthetic quality rubber compounds and bonding agents. Southeast's primary products are transmission, engine, torque strut and hydraulic mounts. Southeast sells approximately 200 different after-market mounts for domestic and imported vehicles. Development efforts are directed towards developing mount or strut products, which replace two or more original equipment products.

The Southeast logo on Southeast's mounts is recognized as a quality standard in the automotive transmission industry. It provides a replacement warranty on any item of its product line assessed as defective. Also, Southeastools come with a limited lifetime warranty for materials and craftsmanship.

Consulier is presently working with a new U.S. based manufacturer of soap and other cleaning products on a new and improved formula for its Captain CRA-Z Soap to replace its inventory of soap which was damaged by Hurricane Irene in 1999. The Company expects its first delivery of soap based on this formula to be ready for sale in the second quarter of 2003. Consulier has now received Federal trademark registrations for Captain CRA-Z and Captain CRA-Z Hand and All Purpose Soap. The Company has made design changes to the packaging to better serve the industrial as well as retail markets. These changes will be implemented and launched along with the new formula.

Consulier is developing a new distribution/sales network for the sale of the new formula soap. The specifics of the new marketing plan are yet to be finalized.

In connection with the Company's sale of 70% of its interest in Southeast, the Captain CRA-Z Soap product line has been transferred from Southeast to the Company.

SALES AND MARKETING

In the sale of automotive parts products, Southeast competes with a number of other automotive aftermarket suppliers, many of which are considerably larger than Southeast in terms of sales, financial resources, product development facilities and channels of distribution. Automotive parts sales is an extremely competitive market and prices and warranty provisions are comparable throughout the industry. Southeast markets its products through both in-house sales personnel and commissioned sales people, and using print catalogs sent to distributors and trade shows.

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

As of both December 31, 2002 and 2001, Consulier's limited partnership interest represented approximately 10% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings in both 2002 and 2001.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% equity interest in BioSafe Systems, LLC, a Connecticut limited liability corporation (BioSafe). Although Consulier is entitled to representation on BioSafe's Board of Managers, as of March 28, 2003 no such representation exists. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. BioSafe has developed a well-established national distribution network, serving the greenhouse and nursery marketplace. In addition, BioSafe has established distribution in Central and South America. BioSafe has introduced products to both the horticultural industry as well as to general agriculture. BioSafe has concentrated its efforts at expanding its distribution network to cover a broad-spectrum distribution into the agricultural markets and utilizes the already established distributors who now carry their products.

BioSafe had revenues of approximately $4,672,000 and $3,300,000 for fiscal 2002 and fiscal 2001. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Slower progress has been experienced with respect to introducing such products to the golf course industry.

SYSTEMS TECHNOLOGIES, LLC

During 2002, the Company purchased a 14.25% interest for $1,425,000 in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). ST, LLC's primary asset is its approximate 60% (as of December 31, 2002) interest in Patient Care Technology Systems, LLC, a California limited liability company
(PCTS), which holds the exclusive license to the AmeliorED(TM) Patient Care Systems. The AmeliorED(TM) Patient Care Systems provides total hospital emergency department automation support in an integrated computerized emergency room reporting system. PCTS was formed during 2001 and began piloting its product to three healthcare facilities, resulting in total revenues for 2002 of approximately $259,000. The Company's principal stockholder also holds an approximate 71% interest in ST, LLC.

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

The sales and marketing of the Tool Topper has been taken over by the in-house sales personnel at Consulier. On June 30, 2000, Tool Topper inventory and tooling were written down based on the unit's failure to meet expected sales and income goals. No material sales of Tool Topper Workstations occurred during 2002.

(5) OTHER INVESTMENTS

Since April 2002, Consulier has held an option to purchase a 95% interest in Asset Assistance Group, LLC, (AAG) a licensed pawn shop, located in Stuart, Florida, which specializes in unique and high line goods such as airplanes, boats, and gems. The option, to which no value has been assigned, was granted as consideration for Consulier issuing a line of credit for up to $900,000 for the benefit of AAG. The line of credit expires April 16, 2003. No amounts are outstanding under the line of credit, and management does not intend to extend the expiration date.

ITEM 2. DESCRIPTION OF PROPERTY

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Mosler. The office space is adequate and suitable for current operations, with additional space available for expansion, if needed.

The Company owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast for a 5-year term beginning July 1, 2002 at an initial base rent of $10,000 per month. The warehouse space is adequate and suitable for Southeast's operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of five directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held February 5, 2003. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse and Skender Fani were elected upon receipt of the following votes: for 4,933,530, against 100, and 0 shares abstaining. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,933,530, against 100, and 0 shares abstaining.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT SALE OF UNREGISTERED SECURITIES

The award of bonus stock is not subject to the registration requirements of the Securities Act of 1933 since it did not involve a "sale" of securities for purposes of Section 2 (a) (3) of the Securities Act.

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock, as reported by NASDAQ.

YEAR ENDED DECEMBER 31, 2002:

                      High         Low
                      ----         ---
First quarter       $ 2.25       $ 2.05

Second quarter        2.25         2.00

Third quarter         3.25         1.86

Fourth quarter        3.25         2.02

YEAR ENDED DECEMBER 31, 2001:

                      High         Low
                      ----         ---
First quarter        $ 2.25      $1.625

Second quarter         2.19        2.00

Third quarter          2.20        2.00

Fourth quarter         2.24        2.09

As of March 18, 2003 there were approximately 331 record holders of Consulier's common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements:

PARTNERSHIP INVESTMENTS AND LIMITED LIABILITY COMPANIES

The Company's Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method. Income or loss is allocated by the investee to Consulier based on the partnership and LLC agreements. Certain of these investments are less than 20% interests, however, due to the Company's significant shareholder also owning interests in these entities, and through the terms of the related LLC agreements, the Company has significant influence over the entities. Therefore, the Company uses the equity method of accounting for these investments. On a monthly basis, management evaluates for potential impairment the ongoing value of these investments through review of financial information, comparison of budgeted to actual results and in the case of the partnership investment, monthly distributions. However, actual results of operations of the underlying entities could differ from management's evaluation, which could require adjustment to the carrying value of such investments.

REVENUE RECOGNITION

Revenue is recorded upon shipment of goods to customers, which is FOB shipping point. Revenue is primarily derived from automotive part sales, which include flywheels, flex plates and engine and transmission mounts. Returns and allowances are evaluated on a case-by-case basis, at time of sale.

Shipping and handling costs billed to customers are included in sales when goods are shipped to customers. Shipping and handling costs incurred by the Company are classified as selling expense.

INVENTORY RESERVES

The reserve for inventory obsolescence is evaluated by management based on inventory quantities, historical sales reports and sales projections. As the inventory reserve is an estimate subject to management's judgment, actual obsolescence could differ from those estimates.

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS - During the twelve months ended December 31, 2002, sales decreased $479,072, to $2,704,182, over the prior twelve months. Cost of goods sold decreased $406,206, to $1,511,745, from the comparable amounts recorded during the twelve months ended December 31, 2001. Gross profit for the twelve months ended December 31, 2002 decreased $72,866 over the twelve months ended December 31, 2001. Selling, general and administrative costs were reduced by $234,262 from $1,861,602 to $1,627,340. The reductions in selling, general and administrative costs were primarily as a result of reducing the number of employees at Southeast Automotive from 20 to 12 employees during 2002. When these factors are combined they resulted in a $161,396 decrease in operating loss, from $596,299 in 2001 to $434,903 in 2002.

Interest expense declined $58,676 due to the reduction in notes payable banks and the partial redemption of bonds payable during 2001.

Other income, consisting primarily of investment income, interest income/expense, and insurance recovery decreased $768,870, from $3,101,228 in 2001 to $2,332,358 in 2002, primarily attributable to an insurance recovery of $1.75 million in 2001. Income before income taxes decreased $607,474 from income of $2,504,929 in 2001 to income of $1,897,455 in 2002.

The effective tax rate increased to approximately 40% in 2002 from 37% in 2001 primarily due to the Company's utilization of its remaining net operating loss carry forward of approximately $565,000 in 2001.

Consulier's consolidated income for the year ended December 31, 2002 was $1,139,370 and $.23 basic and diluted earnings per share compared to income of $1,589,629, or $0.32 basic and diluted earnings per share for 2001.

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of Consulier's Southeast automotive parts distribution segment represented 98% and 96% of Consulier's net sales in 2002 and 2001 respectively. This segment's sales decreased 14% or $417,790 in 2002 to $2,642,624 compared to $3,060,414 in 2001, principally due to a decrease of approximately 16% in mount sales and a slight decrease in nylon gear sales. Due to current economic conditions and foreign competition, management does not expect Southeast's sales to reach 2001 levels again during 2003. This sales decrease, attributed to lower priced competitor products in the U.S. market, was a factor in the determination of selling Southeast.

The automotive parts distribution segment had income (loss) before income taxes of ($49,358) in 2002 compared to $1,581,067 in 2001. This segment recovered $1,750,000 in 2001 as a result of the casualty loss in the amount of $1,092,586 caused by Hurricane Irene, which made landfall in Miami (location of Southeast) on October 15, 1999. The Company suffered extreme hurricane damage resulting in destruction of a large portion of its inventory, damage to its equipment and physical plant, and suffered other damage. The majority of the damage was to the CRA-Z Soap inventory, as a direct result of the intense rain that caused substantial flooding.

HOUSEHOLD AND TOOL PRODUCTS - During 2002 and 2001, no material sales of C-6 Products, Inc. products (Tool Topper Laddertop Workstation) occurred.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,871,933, a 58% increase from 2001 income of $1,186,343. This represents annualized returns of 96% and 57%, respectively, on Consulier's average investment during each year. This increase is due to AVM's increase in net income of approximately $7,299,000 from approximately $14,899,000 in 2001 to approximately $22,198,000 in 2002. AVM's increase in net income is due to its continued success as an introducing broker.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $321,207 in 2002, a 706% increase over 2001 income of $39,861. This represents the Company's 40% interest in BioSafe's net income of approximately $815,000 in 2002, compared to $100,000 in 2001. The increase in net income is attributed to an increase in sales of approximately $1,368,000 and an improvement in the gross margin percentage from approximately 60% in 2001 to approximately 66% in 2002. Biosafe has shipped more items as a result of their increased market. This increase has helped cover their fixed cost, thus improving margins.

INVESTMENT IN ST, LLC - Equity in the loss of ST, LLC was $66,330 in 2002. This represents the Company's interest in ST, LLC's net loss of approximately $690,000 for the period from September 2002 through December 31, 2002, during which the Company made its initial investment in ST, LLC. ST, LLC is in the emerging stage with its product being piloted in three healthcare facilities. The Company's management has based their evaluation of the investment in ST, LLC on monthly financial information, ST, LLC's business plan and forecasts. Although ST, LLC is expected to begin generating profits during

2004, management expects ST, LLC to continue to incur significant operating losses during 2003 due to expenditures for selling and customer support activities. ST, LLC's business plan requires additional capital contributions, which are expected to be from the Company's principal shareholder. The Company has the right to require, with 60 days written notice, the Company's principal shareholder to purchase for cash the Company's capital account balance of its investment in ST, LLC.

OUTLOOK FOR 2003

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 96% and 57% in 2002 and 2001, respectively, will be maintained.

Although the Company reduced its ownership interest in Southeast to 30%, Southeast's operations will continue to be consolidated with the Company's operations, due to the significance of the long-term note payable by Southeast to Consulier, which is secured by substantially all of Southeast's assets, and the limited purchaser guarantee. There are no guarantees concerning the success of Southeast's future operations, which would allow it to service its debt to the Company.

In addition to the above, Consulier maintains a sales and marketing department which is working to develop new retail and distribution outlets nationally and internationally for Captain CRA-Z Soap.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, Consulier's cash totaled $262,303 as compared to $150,032 at December 31, 2001, an increase of $112,271. Net cash used in operations was $1,460,200 in 2002, compared to net cash provided of $1,327,907 in 2001. The decrease in cash provided by operations is due primarily to, a change from a net income of $1,589,629 in 2001 to net income of $1,139,370 in 2002, of which $1,750,000 is the result of an insurance recovery in 2001, the payment of approximately $1,488,000 of income taxes in 2002 for 2001 and 2002 income taxes, and an increase in investment income of AVM of approximately $686,000 from 2002 over 2001. Although total trade accounts receivable decreased from approximately $520,000 at December 31, 2002 to $395,000 at December 31, 2001, the percentage of accounts in the 120 days or over category increased from 1% to 14% of accounts receivable, resulting in an net increase in the provision for bad debts of approximately $72,000 from 2001 to 2002.

Net cash provided by investing activities was $1,508,466 in 2002, compared to net cash used in investing activities of $48,828 in 2001. The increase in cash provided by investing activities is primarily the result of an increase of approximately $903,000 in distributions from AVM, a reduction of due from principal shareholder of approximately $735,000, offset by the $1,425,000 purchase of the interest in ST, LLC in 2002, compared to an increase in due from principal shareholder of $1,263,726 in 2001.

Net cash provided by financing activities was $64,005 from the sale of treasury stock in 2002 compared to cash used of $1,547,681 in 2001, for partial repayments of bonds payable of $500,000 and approximately $1,048,000 of bank loan repayments. Bank indebtedness was retired during 2001 with the insurance proceeds received.

On August 14, 2002 the Company entered into a revolving credit agreement ("borrowing") with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% or at the financial institution's Prime rate less 0.075%, depending upon the rate chosen by the Company. The borrowings are secured by primarily all assets of the Company and by collateral pledged by the principal shareholder, including a partnership,

WBM Investors Limited Partnership, a limited partner of AVM, L.P. of which the Company has a approximately a 10% investment at December 31, 2002. The revolving credit agreement matures on August 1, 2003. The borrowing was entered for standby liquidity and the Company has no outstanding balance under the borrowing at December 31, 2002.

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

During 2001 through July 2002, a significant portion of the Company's excess cash funds was advanced to Mr. Warren Mosler under demand receivables. During 2002, approximately $735,000 of advances were repaid. The advances are expected to be repaid during the next two years.

Below is a chart setting forth the Company's contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company's liquidity as of December 31, 2002.

                             PAYMENTS DUE BY PERIOD

    CONTRACTUAL                   LESS THAN    1 - 3      4 - 5    AFTER 5
    OBLIGATIONS         TOTAL      1 YEAR      YEARS      YEARS     YEARS
Bonds Payable         $323,920    $      -    $323,920    $   -     $   -
Purchase Commitment   $100,000    $100,000           -        -         -
                      --------    --------    --------    -----     -----

TOTAL CONTRACTUAL
CASH OBLIGATIONS      $423,920    $100,000    $323,920    $   -     $   -
                      ========    ========    ========    =====     =====

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires on April 16, 2003 and has $0 outstanding at December 31, 2002. Sources for funding the line of credit will be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder. The Company does not intend to extend the expiration date of the line of credit.

The Company does not trade derivative instruments. The Company is invested in AVM, which enters various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of approximately $1.3 million as of December 31, 2002. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes payable and notes receivable are floating and should move with inflation.

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state Consulier's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in BioSafe, ST, LLC, and AVM and the marketing of Consulier's Tool Topper(TM) and Captain CRA-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 7. FINANCIAL STATEMENTS

See index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERSAND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

DIRECTOR                            POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATION OR OTHER EMPLOYMENT
  NAME              AGE    SINCE    DURING THE PAST FIVE YEARS
Warren B.  Mosler   53     1985     Chairman of the Board, 1985 to present. President and Chief Executive
                                    Officer, June 1985 to May 1994. In February  1999, Mr. Mosler reassumed the positions of President and Chief Executive Officer. Principal in AVM, L.P., a
                                    broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon,      52     1985     General Counsel, Treasurer and Secretary since November 2001. 1982 to
Esq.                                present, private practice of law in Palm Beach Gardens, Florida.

Charles E. Spaeth   79     1992     Chief Engineer 1992 to present. Project Engineer, Pratt & Whitney Aircraft,
                                    1949 to 1990. Last position - responsible for directing product design support functions in areas of structural analytical methods, life prediction methods, mission definition and component design verification.

Burck E. Grosse     73     1992     1991 to present, President, BG Consulting Group, Inc. July 1987 to 1991,
                                    Senior Vice President, Lear Group, Inc., general contracting firm. 1948 to
                                    1987, General Motors Corporation. Last position General Director, Technical
                                    Service; responsible for coordination of all technical service functions for
                                    GM car and truck division.

Dr. Skender Fani    63     1999     Dr. Fani is the Chairman of the Board of Otis Elevators, Austria. Dr. Fani
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

Warren B. Mosler, 53, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Alan R. Simon, 52, is a director, and has served as the Corporation's General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and has relocated his practice to Palm Beach Gardens, Florida in 2001. Mr. Simon is a member of the Board of Directors of Enterprise National Bank of Palm Beach and serves as the Chairman of its Audit Committee.

Bernardo Davila, 51, has served as President and CEO of Southeast Automotive Acquisition Corporation since 1991. In 1980 Mr. Davila founded Southeast Automotive Parts, Inc. of Dade which was purchased by Consulier in 1991. From 1971 to 1980 Mr. Davila was in management at Carfel, Inc., an importer of automotive parts. In connection with the Company's sale of 70% of its interest in Southeast in February 2003, Mr. Davila is no longer an executive officer of the Company.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer for the last three years.

                           SUMMARY COMPENSATION TABLE

     Name and                   Fiscal                             All Other
Principal Position               Year           Salary           Compensation
-------------------------    ------------   ---------------   ------------------
Warren B. Mosler,                2002          $ 75,000            $      -
Chairman of the Board,           2001          $ 75,000            $      -
President and CEO                2000          $ 75,000            $      -

Bernardo Davila                  2002                (1)           $      -
President and CEO                2001                (1)           $      -
Of Subsidiary                    2000                (1)           $      -

(1) Total annual salary and bonus was less than $100,000.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

There were no stock options/SARs granted to executive officers during 2002 requiring disclosure.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no stock options/SARs exercised during 2002 and no stock options/SARs outstanding at December 31, 2002.

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the Plan). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees' savings contributions or provide more money, through discretionary contributions. During 2002 and 2001 there were no matching or discretionary contributions made by the Company to employees' accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of March 28, 2003:

                                                   Amount and      Percent of Class
                                                   Nature Of              At
 Title Of            Name and Address              Beneficial        December 31,
  Class            of Beneficial Owner             Ownership             2002
----------   -------------------------------      ------------    ------------------
  Common     Warren B. Mosler                     4,273,259              86.6%
   Stock     1020 Fairview Lane
             Singer Island, Fl 33404

  Common     Alan R. Simon                          212,727(1)            4.3%
   Stock     3980 RCA Boulevard, Suite 8012
             Palm Beach Gardens, FL 33420

  Common     Burck E. Grosse                         10,000                (2)
   Stock     11 Huntly Circle
             Palm Beach Gardens, FL 33418

  Common     Charles Spaeth                          10,000                (2)
   Stock     13 Paddock Circle
             Tequesta, FL 33469

  Common     Skender Fani                                 0                 -
   Stock

             All directors and executive
             Officers as a group (5 people)       4,315,986              87.5%

(1) Includes of options to acquire 190,000 shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2) Does not exceed one (1%) percent of the class.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASE OF OFFICE SPACE

Consulier maintains its headquarters in Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Warren B. Mosler, Consulier's Chairman of the Board, President and CEO. Rent expense was approximately $8,300 for both 2002 and 2001.

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier's automobile manufacturing business in 1990, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mr. Mosler. This note, which has an interest rate of one month U.S. Dollar London Interbank Offering Rate (LIBOR), will mature on May 11, 2003. It had an unpaid balance of $430,559 at December 31, 2002, plus accrued interest of $7,561.


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

On November 1st, 14th and 16th 2000, Mr. Mosler made payments totaling $2,000,000 reducing interest and principal owed on this promissory note. The balance of principal and interest at both December 31, 2002 and 2001 was $1,748,357.

During October 2000, Mr. Mosler purchased outstanding bonds previously issued by the Company from a third-party bondholder at face value of $680,000. On July 2, 2001, the Company redeemed $500,000 of Mr. Mosler's bonds. These bonds continue to carry a due date of 2004 with interest of 8% per annum, payable quarterly.

SALE OF INTEREST IN SOUTHEAST

Based upon the Board of Director's determination that it was in the best long-term interest of the Company's shareholders to reduce its interest in Southeast, Consulier sold 70% of its shares of common stock of Southeast to Bernardo and Aimee Davila, CEO and CFO of Southeast, for a purchase price of all their stock in Consulier consisting of 45,000 shares, valued at approximately $110,000. In addition, Southeast agreed to repay Consulier its debt, totaling approximately $1,600,000 at December 31, 2002, which shall be calculated as inventory at cost, plus accounts receivable, minus accounts payable, plus cash on hand, plus any debt to Consulier incurred between the effective date of the sale and the closing. The debt is in the form of an interest-bearing promissory note payable by Southeast to Consulier in monthly installments of approximately $9,600 of principal and interest at a rate of 6% beginning February 20, 2003 through January 20, 2033. The debt is guaranteed by Bernardo and Aimee Davila, up to approximately $228,000, the amount of cash in Southeast at December 31, 2002, and is secured by the assets of Southeast. The effective date of the sale on December 31, 2002 and the closing was held on February 5, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - See index to Exhibits in this report on page E-1.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES

    a. Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Secretary/Treasurer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

    b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                           CONSULIER ENGINEERING, INC.

Dated: April 14, 2003                  By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           Warren B. Mosler
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



       Name                             Title                          Date
       ----                             -----                          ----
/s/ Warren B. Mosler     Chairman of the Board of Directors,      April 14, 2003
--------------------     President and Chief Executive Officer
Warren B. Mosler

/s/ Alan R. Simon        Secretary, Treasurer                     April 14, 2003
-----------------        Corporate Counsel
Alan R. Simon

/s/ Charles E, Spaeth    Director                                 April 14, 2003
---------------------
Charles E. Spaeth

/s/ Burck E. Grosse      Director                                 April 14, 2003
-------------------
Burck E. Grosse

/s/ Skender Fani         Director                                 April 14, 2003
----------------
Skender Fani

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Warren B. Mosler, certify that:

1. I have reviewed this annual report on Form 10-KSB of Consulier Engineering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

/s/ Warren B. Mosler
--------------------------------
Warren B. Mosler

President and Chief Executive Officer

SARBANES-OXLEY SECTION 302 CERTIFICATION

I, Alan R. Simon, certify that:

1. I have reviewed this annual report on Form 10-KSB of Consulier Engineering, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003

/s/ Alan R. Simon
----------------------------------
Alan R. Simon

Secretary/Treasurer

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                     FORM 10-KSB ITEM 7 FINANCIAL STATEMENTS

Financial Statements:

   Report of  Independent Certified Public Accountants......................................................             F-2

   Consolidated Balance Sheets at December 31, 2002 and 2001................................................             F-3

   Consolidated Statements of Income for the years ended December 31, 2002 and 2001.........................             F-4

   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002 and 2001...........             F-5

   Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001.....................             F-6

   Notes to Consolidated Financial Statements...............................................................             F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors Consulier of Engineering, Inc. Riviera Beach, Florida

We have audited the accompanying consolidated balance sheets of Consulier Engineering, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their income and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

West Palm Beach, Florida                                    BDO SEIDMAN, LLP
April 4, 2003

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          December 31      December 31
                                                                             2002             2001
                                                                          -----------      -----------
ASSETS
CURRENT:
  Cash and cash equivalents                                               $   262,303      $   150,032
  Receivables, net (Note 2)                                                   471,203          560,848
  Due from principal shareholder (Note 11)                                    529,174        1,263,726
  Inventories (Note 3)                                                      1,336,162        1,137,168
  Deferred income taxes (Note 8)                                              202,606          158,800
  Other current assets                                                         12,785           38,550
                                                                          -----------      -----------
    TOTAL CURRENT ASSETS                                                    2,814,233        3,309,124
  Property and equipment, net (Note 4)                                      1,286,505        1,355,466
  Limited liability company and partnership interests (Note 5)              4,009,575        2,531,379
  Notes receivable - related parties (Note 11)                              1,420,714        1,420,714
  Deferred income taxes (Note 8)                                               47,136           35,025
                                                                          -----------      -----------
                                                                          $ 9,578,163      $ 8,651,708
                                                                          ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
CURRENT:
  Accounts payable and accruals                                           $   429,785      $   232,330
  Accrued bonus payable                                                        50,000               --
  Income taxes payable                                                         26,312          710,297
  Notes payable - related parties                                             186,587           29,544
                                                                          -----------      -----------
    TOTAL CURRENT LIABILITIES                                                 692,684          972,171

  Bonds payable (Note 6)                                                      323,920          308,380
                                                                          -----------      -----------
    TOTAL LIABILITIES                                                       1,016,604        1,280,551
                                                                          -----------      -----------
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 16)
STOCKHOLDERS' EQUITY:  (NOTE 9)
  Common stock of $.01 par value:
  Authorized --- 25,000,000 shares;
  Issued --- 5,198,298 shares                                                  51,983           51,983
  Additional paid-in capital                                                3,124,253        3,110,700
  Retained earnings                                                         5,919,635        4,780,265
                                                                          -----------      -----------
                                                                            9,095,871        7,942,948

  Less: Treasury stock at cost - 218,055 and 247,148 shares (note 14)        (417,911)        (468,363)

        Other comprehensive loss                                              (39,861)         (26,888)

        Notes receivable for common stock                                     (76,540)         (76,540)
                                                                          -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                              8,561,559        7,371,157
                                                                          -----------      -----------
                                                                          $ 9,578,163      $ 8,651,708
                                                                          ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                               2002             2001
                                            -----------      -----------
REVENUES:
  Net sales                                 $ 2,704,182      $ 3,183,254
                                            -----------      -----------

OPERATING COSTS AND EXPENSES:
  Cost of goods sold                          1,511,745        1,917,951
  Selling, general and administrative         1,627,340        1,861,602
                                            -----------      -----------

    TOTAL OPERATING COSTS AND EXPENSES        3,139,085        3,779,553
                                            -----------      -----------

           OPERATING LOSS                      (434,903)        (596,299)
                                            -----------      -----------

OTHER INCOME (EXPENSE):
Investment income
- related parties (Note 5)                    1,871,933        1,186,343
Interest income - related parties                46,180          107,584
Interest expense                                (23,085)         (81,761)
Insurance recovery (note 15)                          -        1,750,000
Net undistributed income
of equity investees (Note 5)                    254,877           39,861
Other income                                    182,453           99,201
                                            -----------      -----------

         TOTAL OTHER INCOME                   2,332,358        3,101,228
                                            -----------      -----------

Income before income taxes                    1,897,455        2,504,929
Income tax provision                            758,085          915,300
                                            -----------      -----------

          NET INCOME                        $ 1,139,370      $ 1,589,629
                                            ===========      ===========
         BASIC AND DILUTED
    EARNINGS PER SHARE (NOTE 13)            $      0.23      $      0.32
                                            ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENIGNEERING, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                     COMMON STOCK
                                   ---------------------------------------------------
                                                                   Treasury Stock        Additional
                                                                                          Paid-in
                                     Shares        Amount        Shares       Amount      Capital
                                   -----------------------------------------------------------------
BALANCE, JANUARY 1, 2001            5,198,298   $   51,983     (247,148)    ($468,363)   $3,110,700

Comprehensive Income:
Net Income                                  -            -            -             -             -

Change in unrealized loss on
marketable securities, net of tax           -            -            -             -             -

Total comprehensive income


BALANCE, DECEMBER 31, 2001          5,198,298   $   51,983     (247,148)    ($468,363)   $3,110,700
====================================================================================================

Sale of Treasury Stock                                           29,093        50,452        13,553

Comprehensive Income:
Net income

Change in realized loss on
marketable securities, net of tax                        -            -             -             -

Total comprehensive income

BALANCE, DECEMBER 31, 2002          5,198,298   $   51,983     (218,055)   $ (417,911)   $3,124,253
====================================================================================================

                                                    Notes
                                                  Receivable        Other          TOTAL
                                      Retained       for        Comprehensive   STOCKHOLDERS
                                      Earnings      Common          Loss          EQUITY
                                   ---------------------------------------------------------
BALANCE, JANUARY 1, 2001             $3,190,636     ($76,540)      ($35,500)     $5,772,916

Comprehensive Income:

Net Income                            1,589,629            -              -       1,589,629

Change in unrealized loss on
marketable securities, net of tax             -            -          8,612           8,612
                                                                                 ----------

Total comprehensive income                                                        1,598,241
                                                                                 ----------

BALANCE, DECEMBER 31, 2001           $4,780,265     ($76,540)      ($26,888)     $7,371,157
============================================================================================

Sale of Treasury Stock                        -            -              -          64,005

Comprehensive Income:                 1,139,370                                   1,139,370

Net income                                                 -              -

Change in realized loss on
marketable securities, net of tax             -            -        (12,973)        (12,973)
                                                                                 ----------

Total comprehensive income                                                        1,126,397

BALANCE, DECEMBER 31, 2002           $5,919,635     ($76,450)      ($39,861)     $8,561,559
============================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                              2002           2001
                                                           -----------    -----------
OPERATING ACTIVITIES:
Net income                                                 $ 1,139,370    $ 1,589,629
Adjustments to reconcile net income to net
 cash (used in) provided by operations:
  Depreciation                                                 111,104        108,961
  Amortization                                                  15,540         15,540
  Provision (recovery) for doubtful accounts                    41,168        (31,303)
  Provision for inventory obsolescence                          10,000              -
  Undistributed income of equity investees                    (254,877)       (39,861)
  Investment income - related party                         (1,871,933)    (1,186,343)
  Deferred income taxes                                        (55,917)       205,000
  Changes in operating assets and liabilities:
    Decrease in receivables and other current assets            50,869        695,569
    Decrease (increase) in inventories                        (208,994)        30,625
    Increase (decrease) in income tax payable                 (683,985)       710,297
    Increase (decrease) in accounts payable and accruals       247,455       (770,207)
                                                           -----------    -----------

NET CASH (USED IN) PROVIDED BY OPERATIONS                   (1,460,200)     1,327,907
                                                           -----------    -----------

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions        (42,143)       (26,242)
  Distributions from partnership interest, net               2,084,014      1,181,232
  Increase in related party loans                              157,043         59,908
  Decrease (increase) in due from principal shareholder        734,552     (1,263,726)
  Purchase of investment                                    (1,425,000)             -
                                                           -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES          1,508,466        (48,828)
                                                           -----------    -----------

FINANCING ACTIVITIES:
  Sale of treasury stock                                        64,005              -
  Net repayments of bank and other loans                             -     (1,047,681)
  Payments on bonds payable                                          -       (500,000)
                                                           -----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             64,005     (1,547,681)
                                                           -----------    -----------

INCREASE (DECREASE) IN CASH                                    112,271       (268,602)
CASH, BEGINNING OF PERIOD                                      150,032        418,634
                                                           -----------    -----------

CASH, END OF PERIOD                                        $   262,303    $   150,032
                                                           ===========    ===========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in four primary business lines: the distribution of Captain CRA-Z Soap, sales of automobile parts in the automotive after-market, investment activities and other activities.

The parts distribution business is conducted through Southeast Automotive Acquisition Corporation (Southeast), which was a wholly-owned subsidiary until the sale of approximately 70% of the Company's interest in Southeast, effective on December 31, 2002 (see Note 17).

Consulier's investment income is primarily derived from a limited partnership interest (see Notes 5 and 12) in AVM, L.P. (AVM), an Illinois limited partnership. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM.

BASIS OF PRESENTATION

The consolidated financial statements include Consulier, its wholly-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers' financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2002 and 2001 is adequate. However, actual write-offs might exceed the recorded allowance.

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

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

PARTNERSHIP AND LIMITED LIABILITY COMPANY INVESTMENTS

The Company's Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method. Certain of the investments are less than 20% interests, however, the Company has the ability to significantly influence these investees under the terms of the partnership or LLC agreements. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability company investments for other than temporary declines in value on a monthly basis, by analyzing the underlying investee's actual revenues, earnings capacity and estimated future undiscounted cash flows.

LONG-LIVED ASSETS - IMPAIRMENTS AND DISPOSALS

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. At December 31, 2002 and 2001, no long-lived assets were held for disposal.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

REVENUE RECOGNITION

Revenue is recorded upon shipment of goods, when related risks and title passes to the customers and collectibility is reasonably assured. Shipping and handling costs billed to customers are included in sales when the goods are shipped to customers. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. Shipping and handling costs totaled $78,000 and $39,600 in 2002 and 2001, respectively. Historically, the company's warranty costs have been nominal as the company's suppliers bear the company's cost of warranty claims.

STOCK-BASED COMPENSATION

In previous years, the Company had granted stock options to employees under stock option plans that are more fully described in Note 9. The Company accounted for those plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Stock-based employee compensation cost reflected in net income is not significant, as all options granted under those plans had an exercise price greater than or equal to the market value of the underlying common stock on the date of grant. As all options under such plans granted in previous years expired during 2001 and no new grants were made in 2001 and 2002, there is no effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ("SFAS 123") "Accounting for Stock-Based Compensation", to stock-based employee compensation.

ADVERTISING COSTS

Advertising costs of $10,499 and $94,986 in 2002 and 2001 were expensed as incurred.

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

RECLASSIFICATIONS

Certain amounts in the 2001 financial statements have been reclassified to conform to 2002 presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments including accounts receivable, accounts payable and short-term debt approximated estimated fair value as of December 31, 2002 and 2001 because of the relatively short-term maturities of these instruments. The carrying amount of the Company's long-term fixed rate bonds payable approximated estimated fair value as of December 31, 2002 and 2001 as they may be redeemed at face value by the Company.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NET INCOME PER COMMON SHARE

Net income per common share is calculated according to SFAS 128, "Earnings Per Share," which requires companies to present basic and diluted earnings per share. Net income per common share - basic is based on the weighted average number of common shares outstanding during the year. Net income per common share
- diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year.

SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: automotive parts distribution, household and tool products, investments, and corporate. The automotive parts distribution segment distributes after-market automotive and truck parts to wholesale markets, and sales of the Captain CRA-Z soap product line. The household and tool products segment is engaged in sales of tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and limited liability companies. The corporate segment is engaged in management of the business and finance activities.

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangibles assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The impact of the adoption of SFAS 141 and SFAS 142 on the Company's financial position and results of operations was not material.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which resolves significant implementation issues related to FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a business segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The impact of adoption of SFAS 144 on the Company's financial position and results of operations was not material.

In April 2002, the FASB issued SFAS No. 145 (SFAS 145), Rescission of SFAS No.'s 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, SFAS 145 also amends SFAS 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is generally effective for fiscal years beginning after May 15, 2002. The impact of adoption of SFAS 145 on the Company's financial position and results of operations is not expected to be material.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002 and will be adopted by the Company effective January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position and results of operations.

            In December 2002, the FASB issued SFAS, No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based accounting for employee compensation and the effect of the method used on reported results. SFAS 148 is generally effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS 148 on the Company's financial position and results of operations was not material as the Company continues to use the intrinsic value method.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures that a guarantor should make in its interim and annual financial statements regarding its obligations relating to the issuance of certain guarantees. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of adopting FIN 45 on the Company's financial position and results of operations is not expected to be material.

            In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities", which clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. At December 31, 2002, the Company is accounting for its continuing interest in Southeast (see Note 17) under this Interpretation.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 2 - RECEIVABLES

Receivables consist of the following:

                                                  2002        2001
                                               ---------    ---------
Capital and income distribution due from AVM   $ 120,881    $  67,428

Trade accounts                                   395,374      520,105

Employee advances and other receivables           26,195       30,012
                                               ---------    ---------

                                                 542,450      617,545

Less allowance for doubtful trade accounts       (71,247)     (56,697)
                                               ---------    ---------

                                               $ 471,203    $ 560,848
                                               =========    =========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                     DECEMBER 31,
                                           ---------------------------------
                                               2002                  2001
                                           ------------          -----------
Raw materials                              $       819           $     5,719

CRA-Z Soap                                      29,693                24,123

Finished goods                               1,445,650             1,237,326

Obsolescence Reserve                          (140,000)             (130,000)
                                           -----------           -----------
                                           $ 1,336,162           $ 1,137,168
                                           ===========           ===========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  RANGE OF
                                                   USEFUL
                                                    LIVES           2002             2001
                                                -------------    ----------       ----------
Building and improvements                          30 yrs        $  830,463       $  830,463

Land                                                 N/A            412,000          412,000

Machinery and equipment                           5-7 yrs           671,128          661,911

Furniture and fixtures                            5-7 yrs           231,009          204,883
                                                                 ----------       ----------

                                                                 $2,144,600       $2,109,257

Less accumulated depreciation and amortization                     (858,095)        (753,791)
                                                                 ----------       ----------

                                                                 $1,286,505       $1,355,466
                                                                 ==========       ==========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 5- PARTNERSHIP AND LIMITED LIABILITY COMPANY INTERESTS AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC.

BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC ("BioSafe"). At December 31, 2002 and 2001 BioSafe's summarized financial information was as follows: total assets of approximately $1,725,000 and $965,000, respectively, and total liabilities of approximately $272,000 and $250,000, respectively. In 2002 and 2001 total revenue was approximately $4,672,000 and $3,304,000, respectively, gross profit was approximately $3,064,000 and $1,995,000, respectively, and operating expenses were approximately $2,277,000 and $1,912,000, respectively. The investment is recorded at $788,371 and $467,164 at December 31, 2002 and 2001. During 2002, due to the Company's earnings begin undistributed compared to certain distributions taken by the managing member, the Company's carrying value of its investments was is excess of its underlying equity in the net assets of BioSafe by approximately $207,000, which represents goodwill. The equity in income for 2002 and 2001 was $321,207 and $39,861, respectively, and is included in the statements of income in undistributed income of equity investees.

SYSTEMS TECHNOLOGIES, LLC

During 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company
(PCTS). ST, LLC's primary asset is its approximate 60% (at December 31, 2002) investment in PCTS. As of and for the year ended December 31, 2002 PCTS's summarized financial information was as follows: total assets of approximately $557,000, total liabilities of approximately $254,000, total revenue of approximately $259,000, and total operating expenses of approximately $3,409,000. The Company's investment in ST, LLC is recorded at $1,358,670 which is the initial investment of $1,425,000 net of equity in the loss of ST, LLC of $66,330. The Company's principal shareholder owns approximately 71% of ST, LLC, therefore the Company is accounting for its investment using the equity method. The loss of $66,330 is included in the statements of income in net undistributed income of equity investees. At December 31, 2002, the difference of approximately $1,200,000 between the $1,358,670 carrying value of the Company's investment and its underlying equity in the net assets of ST, LLC of approximately $159,000 primarily represents goodwill. The Company can require the Company's principal shareholder to purchase its interest in ST, LLC for cash equal to the Company's capital account balance in ST, LLC at any time with 60 days written notice.

AVM, L.P

Consulier owned approximately 10% of AVM's capital as of December 31, 2002 and 2001. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings during 2002 and 2001. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Following is a summary of financial position and results of operations of AVM as of and for the years ended December 31:

                                                      2002              2001
                                                  -----------        -----------
Cash                                              $61,267,687        $30,287,780
Due from brokers                                    3,996,873          5,485,366
Securities owned                                      614,841            838,721
Investment in affiliate & other assets              1,289,086          1,261,712
                                                  -----------        -----------

                                 TOTAL ASSETS      67,168,487         37,873,579
                                                  -----------        -----------
Due to brokers                                      4,852,837          2,077,100
Customer payables                                  41,135,418         11,531,437
Other liabilities                                   1,884,403          2,379,347
Anticipated partners' withdrawals                   1,451,142            856,093
                                                  -----------        -----------
Total liabilities                                  49,323,800         16,843,977
                                                  ===========        ===========

Partners' capital                                  17,844,687         21,029,602
                                                  -----------        -----------

        TOTAL LIABILITIES & PARTNERS' CAPITAL     $67,168,487        $37,873,579
                                                  ===========        ===========

REVENUE                                            56,859,740         35,542,020
                                                  ===========        ===========

NET INCOME                                         22,198,057         14,898,919
                                                  ===========        ===========

        CONSULIER'S SHARE OF AVM'S EARNINGS         1,871,933          1,186,343
                                                  ===========        ===========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 6 - BONDS PAYABLE

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

NOTE 7 - LEASES

Consulier leases office space under month-to-month leases. Rent expense charged to operations was approximately $8,300 in 2002 and 2001, all of which was to related parties.

NOTE 8 - INCOME TAXES

Provisions for federal and state income tax (benefit) in the consolidated statements of income consist of the following:

                                                    2002           2001
                                                  --------       --------
Current:
                 Federal                          $666,598       $650,500

                  State                            147,404         59,800
                                                  --------       --------

                                                  $814,002       $710,300
                                                  --------       --------
Deferred
                 Federal                          $(49,839)      $186,200

                  State                             (6,078)        18,800
                                                  --------       --------

                                                  $(55,917)      $205,000
                                                  --------       --------

                 TOTAL INCOME TAX EXPENSE         $758,085       $915,300
                                                  ========       ========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                    Year ended December 31,
                                                  ---------------------------
                                                    2002               2001
                                                  --------           --------
Tax expense (benefit) at statutory rate           $645,135           $852,500

State income tax benefit
net of federal tax effect                           97,287             90,900

Other                                               15,663            (28,100)
                                                  --------           --------

INCOME TAX EXPENSE                                $758,085           $915,300
                                                  ========           ========

As a result of the Company's sale of 70% of its interest in Southeast effective December 31, 2002 (Note 17), the future utilization by the Company of approximately $119,000 of the net deferred tax assets listed below at December 31, 2002, applicable to Southeast will be limited to Southeast's taxable income, if any. The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                                             December 31,
                                                                       2002                2001
                                                                    --------            --------
Depreciation                                                        $ 45,500            $ 39,200

Allowance for doubtful accounts                                       22,500              10,000

Inventory Items                                                      137,200             132,600

Unrealized loss on available  for sale securities                     24,000              16,200

Other                                                                 20,500              (4,200)

                                                                    --------            --------

                               TOTAL NET DEFERRED TAX ASSET         $249,700            $193,800
                                                                    ========            ========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

Options to purchase 61,232 shares of common stock by employees were exercised in 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2002 and 2001, such loans remain outstanding and are recorded as notes receivable for common stock, included as a reduction of stockholders' equity. As of December 31, 2002, there were no outstanding options.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

The following summary sets forth activity under the plan for the years ended December 31:

                                                     2002                                  2001
                                        -------------------------------      ------------------------------
                                                            WEIGHTED                            WEIGHTED
                                                            AVERAGE                             AVERAGE
                                            SHARES       EXERCISE PRICE        SHARES        EXERCISE PRICE
                                        -------------   ---------------      ---------      ---------------
Outstanding at Beginning of Year                    0         $0.00            95,000            $1.66

Granted                                             0             -                 0                -

Expired                                             0         $0.00           (95,000)          ($1.66)

Exercised                                           0             -                 0                -
                                                 ----         -----           -------            -----
            OUTSTANDING AND
        EXERCISABLE AT YEAR END                     0         $0.00                 0            $0.00
                                                 ====         =====           -------            -----

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

(b) COMMON STOCK WARRANTS

In connection with the issuance of the bonds payable (see Note 6), Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.71875 per share. At December 31, 2002 and 2001, 70,000 warrants remain outstanding. No warrants have been exercised to date. On December 7, 1999 the Board of Directors extended the December 31, 1999 expiration date to December 31, 2004. Using the Black-Scholes option pricing model, the fair market value of the 70,000 warrants at the December 7, 1999 extension date was calculated as approximately $77,700 with the following assumptions: 46% volatility, 4.5 years expected life, and a 5.86% risk free interest rate. The fair value of the warrants represents an original issue discount, which is being amortized over the remaining term of the bonds payable.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest during the years ended December 31, 2002 and 2001 totaled approximately $23,000 and $71,000, respectively. Cash paid for income taxes during 2002 and 2001 was approximately $1,488,000 and $0.

NOTE 11 - RELATED PARTY TRANSACTIONS

(a) CASH ADVANCES

During 2002 and 2001, MACC and Consulier continued to incur certain joint costs and expenses incurred in the normal course of business. MACC owed Consulier $105,945 and $67,693, due on demand, at December 31, 2002 and 2001 respectively, resulting from these transactions. Interest was accrued on the outstanding balance at one month LIBOR (1.38% at December 31, 2002) see Note 11 (c)(1).

(b) OTHER

For other related party transactions see Notes 5, 6, and 7.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

(c) NOTES RECEIVABLE - RELATED PARTIES

Notes receivable - related parties consist of the following:

                                                             2002                2001
                                                          ----------          ----------
Mosler (see (c ) (1) below)                               $1,748,357          $1,748,357

MACC (see (c ) (2) below)                                 $  430,559          $  430,559
                                                          ----------          ----------

                                                          $2,178,916          $2,178,916

less excess of face amount of note over
carrying cost of real estate                              ($ 758,202)        ($  758,202)
                                                          ----------          ----------

               Notes Receivable - Long Term               $1,420,714          $1,420,714
                                                          ==========          ==========

Interest income relating to the above notes totaled approximately $45,200 in 2002 and $89,100 in 2001.

(c)(1) SALE AND LEASEBACK OF REAL ESTATE

In 1989, Consulier sold to and partially leased-back real estate from Mosler. The property was transferred, subject to a pledge on bond indebtedness, in exchange for Mosler's promissory note for $2,500,000, with interest at one month LIBOR (1.38% at December 31, 2002). Principal on the note was payable at the original maturity in December 2001, which was extended to December 2003 in 2001. Simultaneously with the execution of the deed, Consulier entered into a lease with Mosler for approximately 6,000 square feet of the property. This lease was terminated in 1994 when the Company's principal offices were moved to Tequesta, Florida.

The transaction resulted in a sales price of $758,202 in excess of the carrying cost of the building and has been accounted for as a sale-leaseback with a related party. Accordingly, the excess has been offset against the note receivable from Mosler. The excess will be recorded as a capital contribution to the extent of any reduction in the principal balance of the note receivable.

In November 2000, Mosler made a payment of $2,000,000 on his note receivable, including $1,248,357 of interest and $751,643 of principal.

(c)(2) SALE OF AUTOMOBILE OPERATIONS

In 1990, Consulier sold its automobile manufacturing business to MACC. As consideration for the purchase, MACC executed a promissory note for $750,000, which note was personally guaranteed by Mosler. This promissory note accrues interest at an annual rate of one month LIBOR (1.38% at December 31, 2002). The note, which was to mature on May 11, 2001 and was extended to May 11, 2003 in 2001, has an outstanding balance of $430,559 at both December 31, 2002 and 2001.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

(d) DUE FROM PRINCIPAL SHAREHOLDER

Prior to 2001, capital and income distributions from the Company's investment in AVM were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001 through July 2002, the Company had been advancing its cash distributions from AVM to the principal shareholder, offset by cash repayments from the principal shareholder. The unpaid portion of these distributions due on demand and are included in due from principal shareholder of $529,174 at December 31, 2002 in the consolidated balance sheet.

NOTE 12 - BUSINESS SEGMENT INFORMATION

Information related to Consulier's operations in its different industry segments is as follows:

                                                           AS OF AND FOR THE
                                                        YEAR ENDED DECEMBER 31,
                                                    -------------------------------
                                                       2002                 2001
                                                    ----------           ----------
REVENUES AND INVESTMENT INCOME:
  Automotive parts distribution                     $2,693,871           $3,175,960
  Household and tool products                              111                    0
  Investments                                        2,126,810            1,226,204
  Corporate                                             10,200                7,294
                                                    ----------           ----------
                                                    $4,830,992           $4,409,458
                                                    ==========           ==========
OPERATING PROFITS (LOSSES):
  Automotive parts distribution (a)                ($   49,358)          $1,581,067
  Household and tool products                          (24,661)             (28,073)
  Investments                                        2,126,810            1,226,420
  Corporate                                           (360,884)            (399,525)
                                                    ----------           ----------
                                                     1,691,907            2,379,889
  Interest, net                                         23,095               25,823
  Other                                                182,453               99,217
                                                    ----------           ----------
                  INCOME BEFORE INCOME TAXES        $1,897,455           $2,504,929
                                                    ==========           ==========
IDENTIFIABLE ASSETS:
  Automotive parts distribution                     $2,045,029           $2,989,282
  Household and tool products                              114                4,367
  Investments                                        4,009,575            2,531,379
  Corporate                                          3,523,445            3,162,829
                                                    ----------           ----------
                                                    $9,578,163           $8,687,857
                                                    ==========           ==========

(a) Operating profits of this segment for 2001 include an insurance recovery of $1,750,000 received in connection with a casualty loss (see note 15).

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 13 - EARNINGS PER SHARE

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    2002             2001
                                                 ----------       ----------
NUMERATOR:
  Net income
  numerator for basic and diluted
  earnings per share                             $1,139,370       $1,589,629
                                                 ----------       ----------
DENOMINATOR:
  Denominator for basic earnings
  per share, weighted - average shares            4,951,788        4,951,150
                                                 ----------       ----------
EFFECT OF DILUTIVE SECURITIES:
    Stock options                                         -                -
                                                 ----------       ----------
    Warrants                                         17,235           11,124
                                                 ----------       ----------

Dilutive potential common shares                     17,235           11,124
                                                 ----------       ----------

DENOMINATOR FOR DILUTED EARNINGS
  per share, adjusted
  weighted - average shares                       4,969,023        4,962,274
                                                 ----------       ----------

  BASIC EARNINGS PER SHARE                       $     0.23       $     0.32
                                                 ==========       ==========

  DILUTED EARNINGS PER SHARE                     $     0.23       $     0.32
                                                 ==========       ==========

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

On December 20, 2002, the Company's Board of Directors authorized the sale of up to 30,000 shares of its Treasury Stock at $2.20 per share (the then market price) to Mosler Auto Care Center, Inc. and an affiliate to be issued to certain of their respective employees/contractors.

On December 23, 2002, 29,093 shares of restricted Treasury Stock with a historical cost of $50,452 were sold for cash of $64,005 ($2.20 per share, the then market price).

NOTE 15 - CASUALTY LOSS

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

On March 22, 2001, the Court entered an omnibus Order Granting Plaintiff's Motion for Summary Declaratory Judgment and a Final Declaratory Judgment in favor of Southeast against American States Insurance Company, declaring that the subject insurance contract between the parties covers the loss due to all damages, including water damage caused by a hurricane, and noted there is no dispute that the rainfall associated with Hurricane Irene caused the damage to Plaintiff's (Southeast Automotive Acquisition Corp.) property. In June 2001 the Company settled its lawsuit with American States Insurance Company for $1,750,000, recorded as insurance recovery in the accompanying 2001 statement of income.

                           CONSULIER ENGINEERING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

NOTE 16 - COMMITTMENTS

On January 15, 2003 the Company entered into an agreement for the production of CRA-Z Soap. The Company committed to purchase approximately $100,000 of CRA-Z Soap. Expected delivery of the CRA-Z Soap is during the second quarter of 2003.

On April 16, 2002, the Company entered into an agreement granting a line of credit of up to $900,000, at an interest rate of 4% per annum, payable on demand, to Asset Assistance Group, LLC ("AAG"). The line of credit expires one year from April 16, 2002. Further, in consideration for the line of credit, the Company was granted an option to acquire 95% of AAG. That option expires one year from April 16, 2002 and has an exercise price of $950. As of December 31, 2002, no amount was outstanding under the line of credit.

On August 14, 2002 the Company entered into a revolving credit agreement ("borrowing") with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% or at the financial institution's Prime rate less 0.075%, depending upon the rate chosen by the Company. The borrowings are secured by primarily all assets of the Company and by collateral pledged by the principal shareholder, including a partnership, WBM Investors Limited Partnership, a limited partner of AVM, L.P. of which the Company has a approximately a 10% investment at December 31, 2002. The revolving credit agreement matures on August 1, 2003. The Company has no outstanding balance under the borrowing at December 31, 2002.

NOTE 17 - SALE OF INTEREST IN SOUTHEAST

The Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company's common stock, and a promissory note initially estimated to be approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note, which balance is subject to certain adjustments based upon actual book balances of certain of Southeast's assets and liabilities, bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033. The effective date of the sale on December 31, 2002 and the closing was held on February 5, 2003.

Although the Company will retain a minority interest in Southeast, due to the significant portion of the sales proceeds being in the form of a note receivable collateralized by substantially all assets of Southeast, the Company will continue to account for Southeast as a consolidated subsidiary.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                         FORM 10-KSB ITEM 13(A) EXHIBITS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

The following exhibits are incorporated by reference to prior filings by Consulier in an effective registration statement under the Securities Act or in reports filed pursuant to the Exchange Act, except as referenced to pages filed herein.

Exhibit    Description
 1(a)      Underwriting Agreement (1)
 1(b)      Warrant Exercise Fee Agreement (1)
 1(c)      Financial Advisory Agreement (1)
 3(a)      Articles of Incorporation of Consulier (1)
 3(b)      Amendments to Articles of Incorporation of Consulier (2) (3)
 3(c)      By-Laws of Consulier (1)
 4(a)      Form of Warrant Agreement (1)
 4(b)      Form of Underwriters Warrant (1)
 4(c)      Form of common stock certificate (1)
 4(d)      Form of specimen warrant (1)
 4(e)      Form of preferred stock certificate (2)
 10(a)     Escrow Agreement (2)
 10(b)     Lease Agreement (2)
           Agreement of Plan of Merger between Southeast Automotive Parts, Inc. of Dade, Inc. into
 10(c)     Southeast Automotive Acquisition Corporation (6)
           Articles of Merger, Southeast Automotive Parts of Dade, Inc. into Southeast Automotive
 10(d)     Acquisition Corporation (6)
 10(e)     Promissory Note of Consulier for $3,000,000 dated April 1, 1990 (5)
 10(f)     Security Agreement between Consulier and Mosler dated April 16, 1990 (5)
           Purchase and Sale Agreement between Consulier and Mosler Auto Care Center, Inc.,
 10(g)     regarding sale of automobile business (7)
           Promissory Note of Mosler Auto Care Center, Inc. dated March 31, 1990, regarding sale
 10(h)     of automobile business (2)
 10(i)     Research and Development Funding Agreement between Mosler Auto Care Center, Inc. and Consulier dated April 1, 1990 (3)
 10(j)     Agreement of Merger between Consulier and WBM Engines, Inc., effective December 31, 1989 (2)
 10(k)     Purchase and Sale Agreement between Consulier and Warren B. Mosler regarding sale of real estate (2)
 21        List of Subsidiaries of Registrant
 99.1      CEO Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2      Secretary/Treasurer Certification, pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                         FORM 10-KSB ITEM 13(A) EXHIBITS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001