Form 10QSB
period 2003-03-31
CONSULIER ENGINEERING INC
filed 2003-05-28
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

ASSETS	(unaudited)
Current:
Cash	$262,313	$262,303
Receivables, net	252,747	471,203
Due from principal shareholder (Note 2)	93,986	529,174
Receivables — related parties	210,025	0
Inventories (Note 3)	1,315,330	1,336,162
Deferred income taxes	202,606	202,606
Other current assets	46,193	12,785

Total current assets	2,383,200	2,814,233
Property and equipment, net	1,254,408	1,286,505
Limited partnership interests (Note 4)	4,629,033	4,009,575
Notes receivable — related parties	1,295,400	1,420,714
Deferred income taxes	47,136	47,136

	$9,609,177	$9,578,163

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Current:
Accounts payable and accruals	$333,491	$429,785
Bonus Payable	$50,000	$50,000
Income taxes payable	146,312	26,312
Notes payable — related parties	4,848	186,587

Total current liabilities	534,651	692,684
Bonds payable	327,805	323,920

Total liabilities	862,456	1,016,604

STOCKHOLDERS’ EQUITY:
Common stock of $.01 par value:
Authorized -— 25,000,000 shares; Issued -— 5,198,298 shares	51,983	51,983
Additional paid-in capital	3,124,253	3,124,253
Retained earnings	6,104,797	5,919,635

	9,281,033	9,095,871
Less: Treasury stock at cost - 247,148 shares	(417,911)	(417,911)
Other comprehensive loss	(39,861)	(39,861)
Notes receivable for common stock	(76,540)	(76,540)

Total stockholders’ equity	8,746,721	8,561,559

	$9,609,177	$9,578,163

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Revenues:
Net sales	$488,348	$788,492

Operating costs and expenses:
Cost of goods sold	247,243	469,290
Selling, general and administrative	391,935	380,162

Total operating costs and expenses	639,178	849,452

Operating loss	(150,830)	(60,960)

Other income (expense):
Investment income — related parties (Note 4)	612,778	314,408
Interest income — related parties	16,750	10,885
Interest expense	(5,252)	(6,140)
Undistributed income of equity investee (Note 4)	(98,042)	110,422
Other income	29,758	54,628

Total other income	555,992	484,203

Income before income taxes	405,162	423,243
Income tax provision	220,000	152,162

Net income	$185,162	$271,081

Basic and diluted earnings per share (Note 5)	$0.04	$0.05

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$185,162	271,081
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	32,097	26,450
Amortization	3,885	3,885
Undistributed (income) loss of equity investee	98,042	(110,422)
Investment income — related party	0	(314,408)
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other current assets	185,048	(39,751)
Decrease in inventories	20,832	49,541
(Increase) decrease in income tax payable	120,000	(582,838)
(Increase) decrease in accounts payable and accruals	(96,294)	(28,058)

NET CASH (USED IN) PROVIDED BY OPERATIONS	548,772	(724,521)

INVESTING ACTIVITIES:
Property and equipment additions, net of dispositions	0	(5,666)
Distributions (Contributions) from/to partnership interest	(775,000)	314,101
Increase (decrease) in related party loans	(208,950)	32,442
Decrease in due from principal shareholder	435,188	442,054

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(548,762)	782,931

FINANCING ACTIVITIES:
Net borrowings of bank and other loans	0	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	0	—

INCREASE IN CASH	10	58,411
CASH, BEGINNING OF PERIOD	262,303	150,032

CASH, END OF PERIOD	$262,313	$208,443

		208,442

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the “Company” or “Consulier”), and its wholly-owned subsidiaries, Consulier Business Services, Inc., (“CBSI”) and C-6 Products, Inc (“C-6”), as well as South East Automotive Acquisition Corp. (“South East”). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated. Although the Company sold 70% of its stock in Southeast on December 31, 2002, the Company’s financial statement is consolidated with Southeast for reporting purposes.

Note 2. Due from Principal Shareholder

Prior to 2001, capital and income distributions from the Company’s investment in AVM (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001 thru July 2002, the Company had been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $1,389,386 and $529,174, respectively, at March 31, 2003 and December 31, 2002 on the consolidated balance sheets.

Note 3. Inventories

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

	March 31,	December 31,
	2003	2002

Raw materials	$819	$819
CRA-Z Soap	19,693	29,693
Finished goods	1,434,818	1,445,650
Obsolescence Reserve	(140,000)	(140,000)

	$1,315,330	$1,336,162

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Partnership Interests and Concentration of Credit Risk

The limited partnership interests consist of Consulier’s investment in AVM, L.P., BioSafe Systems, LLC. And Systems Technologies, LLC.

AVM, L.P

Consulier owns approximately 10% of AVM’s capital as of March 31, 2003 and December 31, 2002. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 8%, respectively, of AVM’s earnings during the three-month periods ended March 31, 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

BioSafe Systems, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC’s total assets (unaudited) at March 31, 2003 and December 31, 2002 were approximately $1,861,000 and $1,725,000 respectively. The investment is recorded at $874,124 and $788,371 at March 31, 2003 and December 31, 2002, respectively, further, equity in income for the three-month periods ended March 31, 2003 and 2002 was $85,753 and $47,957, respectively.

Systems Technologies, LLC

During 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC’s primary asset is its approximate 60% (at March 31, 2003) investment in PCTS. As of March 31, 2003 PCTS’s summarized financial information was as follows: total assets of approximately $509,370, total liabilities of approximately $230,605, and net operating loss of $831,657. The Company’s investment in ST, LLC is recorded at $1,896,455 which is the investment initially and subsequently of $2,200,000 net of equity in the loss of ST, LLC of 303,545. The Company’s principal shareholder owns approximately 71% of ST, LLC, therefore the Company is accounting for its investment using the equity method. The Company can require the Company’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Company’s capital account balance in ST, LLC at any time with 60 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Earnings Per Share

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income, numerator for basic and diluted earnings per share	$185,162	$271,081
Denominator:
Denominator for basic earnings per share, weighted – average shares	4,951,150	4,951,150
Effect of dilutive securities:
Stock options	—	—
Warrants	11,124	11,124

Dilutive potential common shares	11,124	11,124

Denominator for diluted earnings per share, adjusted weighted – average shares	4,962,274	4,962,274

Basic earnings per share	$0.04	$0.05

Diluted earnings per share	$0.04	$0.05

At March 31, 2003, no stock options were outstanding.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

The following compares the results of operations for the three months ended March 31, 2003 to the three months ended March 31, 2002:

During the quarter ended March 31, 2003, sales increased $33,000 from the comparable amounts recorded during the quarter ended March 31, 2002, without regard to Southeast Automotive Parts, as discussed below. Net Income for the quarter of 2003 was $232,808, or $0.05 per share, compared to $271,081, or $0.05 per share, in the first quarter of 2002. The decrease in net income is related primarily to an increase in general and administrative expenses offset by an increase in other income.

Other income consisting of investment income and interest income/expense increased $79,083, primarily attributable to a $298,370 increase in earnings from AVM, offset by the $26,667 decrease in undistributed income from BioSafe, and an undistributed Loss from SST, LC of $183,795.

AUTOMOTIVE PARTS DISTRIBUTION – Net sales of South East’s automotive parts distribution represented 91% and 99% of Consulier’s net sales in the first quarters of 2003 and 2002 respectively.

The automotive parts distribution segment had loss of $47,646 in the first quarter of. 2003, and net income before income taxes of $95,989 in the first quarter of 2002.

HOUSEHOLD AND TOOL PRODUCTS – C-6 incurred a net income of $12,922 in the first quarter of 2003, compared to a net loss of $6,276 in the first quarter of 2002.

INVESTMENT IN AVM – Investment income from Consulier’s AVM limited partnership interest was $612,778 in the first quarter of 2003, a 95% increase from the comparable 2002 quarter’s income of $314,408. This represents annualized returns of 132% and 61%, respectively, on Consulier’s average investment during each quarter.

INVESTMENT IN BIOSAFE – Equity income of BioSafe was $83,753 in the first quarter of 2003, a 24% decrease from the comparable 2002 quarter’s income of $110,422. This represents the Company’s 40% interest in BioSafe’s net income of approximately $214,000 in the first quarter of 2003, compared to $276,000 in the first quarter of 2002.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At March 31, 2003, Consulier’s cash totaled $262,313 as compared to $262,303 at December 31, 2002, an increase of $10. Net cash provided by operations was $544,887 for the first three months of 2003 compared to $724,522 of net cash used in the first three months of 2002. Net cash used by investing activities was primarily the cash contributions to SST, LLC of $775,000, offset by the net decrease of related parties and shareholder receivable of $226,238.

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

During the first quarter of 2003, none of the Company’s excess cash funds was advanced to the Company’s principal shareholder, under demand receivables.

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expires one year from April 16, 2003 and zero was outstanding at March 31,2003. Sources for funding the line of credit are expected to be investment income from AVM and repayments of outstanding amounts/advances by the principal shareholder.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Future Outlook

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier’s limited partnership investment. However, there is no guarantee that the annualized return of 61% in the first quarter of 2002 will be maintained.

Since the December 31, 2002 Southeast stock sale, the Company has not been provided updated information concerning Southeast’s marketing plans for 2003 and accordingly, no performance projections can be made.

The Company has developed a new formula for its Captain Cra-z Hand and All Purpose Soap and is expecting its first delivery of soap based on this formula from its new domestic manufacturer in the second quarter of 2003. Design changes to packaging to better serve the industrial as well as retail markets will be implemented and launched with the new formula.

In addition to the above, Consulier is expanding its sales and marketing department to develop new retail and distribution outlets nationally and internationally. Specifics of the new marketing plan have not been finalized.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained in this report, certain matters discussed in Management’s Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier’s planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in Systems Technologies, BioSafe and AVM and the marketing of Consulier’s Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2003, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated.

Item 2. Changes in Securities

During the first quarter of 2003, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

During the first quarter of 2003, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

Item 4. Submission of Matters to a Vote of Security Holders

During the first quarter of 2003, the Company did not submit any matters to a vote of security holders.

Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

None

(b)	Current Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003 except to report the Company’s sale of 70% of its stock in South East..

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

CONSULIER ENGINEERING, INC.

(Registrant)

Date: May 28, 2003	By:	/s/ Alan R. Simon

ALAN R. SIMON, ESQ
Secretary and Treasurer (Principal
Financial and Accounting Officer)

Date: May 28, 2003	By:	/s/ Warren B. Mosler

WARREN B. MOSLER
Chairman of the Board, President
& Chief Executive Officer (Principal
Executive Officer)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

Date: May 28, 2003	By: /s/ Alan R. Simon

Alan R. Simon, Esq.,
Secretary and Treasurer (Principal
Financial and Accounting Officer)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

Date: May 28, 2003	By: /s/ Warren B. Mosler

Warren B. Mosler
Chairman of the Board, President and
Chief Executive Officer (Principal
Executive Officer)