Form 10QSB/A
period 2003-03-31
CONSULIER ENGINEERING INC
filed 2003-06-06
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756

Consulier Engineering, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, FL 33404

(Address of principal executive offices)

(561) 842-2492

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 15, 2003, there were 4,980,243 outstanding
shares of common stock, par value $0.01 per share.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS

Current:
Cash	$262,313	$262,303
Receivables, net	478,588	471,203
Due from principal shareholder (Note 2)	93,986	529,174
Inventories (Note 3)	1,325,330	1,336,162
Deferred income taxes	202,606	202,606
Other current assets	12,713	12,785

Total current assets	2,375,536	2,814,233

Property and equipment, net	1,274,408	1,286,505
Limited partnership interests (Note 4)	4,702,943	4,009,575
Notes receivable — related parties	1,420,680	1,420,714
Deferred income taxes	111,136	47,136

	$9,884,703	$9,578,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current:
Accounts payable and accruals	$336,383	$429,785
Bonus Payable	50,000	50,000
Income taxes payable	146,358	26,312
Notes payable — related parties	183,935	186,587

Total current liabilities	716,676	692,684
Bonds payable	327,805	323,920

Total liabilities	1,044,481	1,016,604

STOCKHOLDERS’ EQUITY:
Common stock of $.01 par value:
Authorized -— 25,000,000 shares; Issued -— 5,198,298 shares	51,983	51,983
Additional paid-in capital	3,124,253	3,124,253
Retained earnings	6,198,298	5,919,635

	9,374,534	9,095,871

Less: Treasury stock at cost - 218,055 shares	(417,911)	(417,911)
Other comprehensive loss	(39,861)	(39,861)
Notes receivable for common stock	(76,540)	(76,540)

Total stockholders’ equity	8,840,222	8,561,559

	$9,884,703	$9,578,163

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
Revenues:
Net sales	$490,149	$788,492

Operating costs and expenses:
Cost of goods sold	247,243	469,290
Selling, general and administrative	372,963	380,162

Total operating costs and expenses	620,206	849,452

Operating loss	(130,057)	(60,960)

Other income (expense):
Investment income — related parties (Note 4)	612,778	314,408
Interest income — related parties	16,772	10,885
Interest expense	(5,252)	(6,140)
Undistributed income (loss) of equity investees (Note 4)	(79,552)	110,422
Other income	19,974	54,628

Total other income	564,720	484,203

Income before income taxes	434,663	423,243
Income tax provision	156,000	152,162

Net income	$278,663	$271,081

Basic and diluted earnings per share (Note 5)	$0.06	$0.05

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$278,663	271,081
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	26,577	26,450
Amortization	3,885	3,885
Undistributed (income) loss of equity investee	79,552	(110,422)
Investment income — related party	(612,778)	(314,408)
Deferred income taxes	(64,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other current assets	75,141	(39,752)
Decrease in inventories	10,832	49,541
Increase (decrease) in income tax payable	120,046	(582,838)
Decrease in accounts payable and accruals	(93,402)	(28,058)

NET CASH USED IN OPERATIONS	(175,484)	(724,522)

INVESTING ACTIVITIES:
Property and equipment additions, net of dispositions	(12,400)	(5,666)
Distributions from partnership interest	530,323	314,101
Increase (decrease) in related party loans, net	(2,617)	32,442
Decrease in due from principal shareholder	435,188	442,054
Purchase of investment	(775,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	175,494	782,931

INCREASE IN CASH	10	58,410
CASH, BEGINNING OF PERIOD	262,303	150,032

CASH, END OF PERIOD	$262,313	$208,442

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

The consolidated financial statements include Consulier Engineering, Inc. (the “Company” or “Consulier”), and its wholly-owned subsidiaries, Consulier Business Services, Inc., (“CBSI”) and C-6 Products, Inc (“C-6”), as well as South East Automotive Acquisition Corp. (“South East”). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated. The Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company’s common stock, and a promissory note of approximately $1,700,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033. The effective date of the sale was subsequent to the close of business on December 31, 2002 and the closing was held on February 5, 2003.

Although the Company will retain a minority interest in Southeast, due to the significant portion of the sales proceeds being in the form of a note receivable collateralized by substantially all assets of Southeast, the Company will continue to account for Southeast as a consolidated subsidiary.

Note 2. Due from Principal Shareholder

Prior to 2001, capital and income distributions from the Company’s investment in AVM (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001 and ending in July 2002, the Company had been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $93,986 and $529,174, respectively, at March 31, 2003 and December 31, 2002 on the consolidated balance sheets.

Note 3. Inventories

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

	March 31,	December 31,
	2003	2002

Raw materials	$819	$819
CRA-Z Soap	29,693	29,693
Finished goods	1,434,818	1,445,650
Obsolescence Reserve	(140,000)	(140,000)

	$1,325,330	$1,336,162

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

	Three Months Ended
	March 31,
	(000)

	2003	2002

Revenue	$17,435	$13,500
Cost and expenses	10,369	6,903

Net Income	$7,066	$6,597

Consulier’s share of earnings	$613	$314

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

Systems Technologies, LLC

During 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC), as of March 31, 2003 the Company’s interest in ST, LLC totaled 22%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC’s primary asset is its approximate 60% (at March 31, 2003) investment in PCTS. As of March 31, 2003 PCTS’s summarized financial information was as follows: total assets of approximately $509,000, total liabilities of approximately $231,000, and net operating loss of $832,000. The Company’s investment in ST, LLC is recorded at $1,968,365 which is the initial investment of $2,200,000 net of equity in the loss of ST, LLC of $231,635 including $165,305 during the three months ended March 31, 2003. The Company’s principal shareholder owns approximately 71% of ST, LLC, therefore the Company is accounting for its investment using the equity method. The Company can require the Company’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Company’s capital account balance in ST, LLC at any time with 60 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest in South East consists of a note receivable and 30% of South East stock (see note 1).

South East Automotive Acquisition Corp.

As of March 31, 2003, South East’s summarized financial information is: total assets of $1,853,671, total liabilities of $2,013,526, and a net operating loss of $27,646, for the first quarter of 2003.

Note 5. Earnings Per Share

	Three Months Ended March 31,

	2003	2002

Numerator:
Net income, numerator for basic and diluted earnings per share	$278,663	$271,081

Denominator:
Denominator for basic earnings per share, weighted – average shares	4,980,243	4,951,150

Effect of dilutive securities:
Stock options	—	—
Warrants	17,235	11,124

Dilutive potential common shares	17,235	11,124

Denominator for diluted earnings
per share, adjusted
weighted – average shares	4,997,478	4,962,274

Basic earnings per share	$0.06	$0.05

Diluted earnings per share	$0.06	$0.05

At March 31, 2003, no stock options were outstanding.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

The following compares the results of operations for the three months ended March 31, 2003 to the three months ended March 31, 2002:

During the quarter ended March 31, 2003, sales increased $33,000 from the comparable amounts recorded during the quarter ended March 31, 2002, without regard to Southeast Automotive Parts, as discussed below. Net Income for the quarter of 2003 was $278,663, or $0.06 per share, compared to $271,081, or $0.05 per share, in the first quarter of 2002. Although net income was approximately the same, increase in cost of sales and selling, general and administrative expenses were offset by an increase in other income.

Other income consisting of investment income and interest income/expense increased $80,517, primarily attributable to a $298,370 increase in earnings from AVM, offset by the $24,669 decrease in undistributed income from BioSafe, and an undistributed loss from ST, LLC of $165,305.

AUTOMOTIVE PARTS DISTRIBUTION – Net sales of South East’s automotive parts distribution represented 91% and 99% of Consulier’s net sales in the first quarters of 2003 and 2002 respectively. Southeast’s net sales decreased approximately $329,352 from $776,708 in the first quarter of 2003 compared to the first quarter 2002 primarily due to general economic conditions. The automotive parts distribution segment had loss of $27,646 in the first quarter of 2003, and net income before income taxes of $95,989 in the first quarter of 2002.

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

INVESTMENT IN BIOSAFE – Equity in income of BioSafe was $83,753 in the first quarter of 2003, a 24% decrease from the comparable 2002 quarter’s income of $110,422. This represents the Company’s 40% interest in BioSafe’s net income of approximately $214,000 in the first quarter of 2003, compared to $276,000 in the first quarter of 2002.

INVESTMENT IN ST, LLC – Equity in the loss of ST, LLC was $165,305, in the first quarter of 2003. The company did not own an interest in ST, LLC in the first quarter of 2002.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At March 31, 2003, Consulier’s cash totaled $262,313 as compared to $262,303 at December 31, 2002. Net cash used by operations was $175,484 for the first three months of 2003 compared to $724,522 of net cash used in the first three months of 2002. Net cash provided by investing activities was primarily additional investment in ST, LLC of $775,000, offset by the net increase of $216,222 in distributions from AVM.

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

On April 16, 2002, the Company entered into agreement granting a line of credit of up to $900,000 to Asset Assistance Group, LLC. The line of credit expired on April 16, 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Future Outlook

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier’s limited partnership investment. However, there is no guarantee that the annualized return of 132% in the first quarter of 2003 will be maintained.

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

The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003 except to report the Company’s sale of 70% of its stock in South East.

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

CONSULIER ENGINEERING, INC

(Registrant)

Date: June 5, 2003	By: /s/ Alan R Simon

Alan R. Simon, Esq. Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 5, 2003	By: /s/ Warren B. Mosler

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

Date: May 27, 2003	By: /s/ Alan R. Simon

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

Date: May 27, 2003	By: /s/ Warren B. Mosler

Warren B. Mosler Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)