Form 10QSB
period 2003-06-30
CONSULIER ENGINEERING INC
filed 2003-08-20
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current:
Cash	$2,289,937	$262,303
Receivables, net	190,366	471,203
Due from principal shareholder (Note 2)	0	529,174
Inventories (Note 3)	30,512	1,336,162
Deferred income taxes	202,606	202,606
Other current assets	6,563	12,785

Total current assets	2,719,984	2,814,233

Property and equipment, net	1,084,877	1,286,505
Limited partnership interests (Note 4)	5,194,843	4,009,575
Notes receivable — related parties	659,134	1,420,714

Deferred income taxes	111,136	47,136

	$9,769,974	$9,578,163

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Current:
Accounts payable and accruals	$31,844	$429,785
Bonus Payable	50,000	50,000
Income taxes payable	1,358	26,312
Notes payable — related parties	170,488	186,587

Total current liabilities	253,690	692,684

Bonds payable	331,690	323,920

Total liabilities	585,380	1,016,604

STOCKHOLDERS’ EQUITY:
Common stock of $.01 par value:
Authorized — 25,000,000 shares; Issued — 5,198,298 shares	51,983	51,983
Additional paid-in capital	2,206,063	3,124,253
Retained earnings	7,460,860	5,919,635

	9,718,906	9,095,871

Less: Treasury stock at cost - 218,055 shares	(417,911)	(417,911)
Other comprehensive loss	(39,861)	(39,861)
Notes receivable for common stock	(76,540)	(76,540)

Total stockholders’ equity	9,120,594	8,561,559

	$9,769,974	$9,578,163

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)

Revenues:
Net sales	$582,129	$701,907	$1,070,478	$1,490,399

Operating costs and expenses:
Cost of goods sold	270,280	390,585	517,524	859,875
Selling, general and administrative	429,963	367,352	832,926	747,514

Total operating costs and expenses	700,243	757,937	1,350,450	1,607,389

Operating loss	(118,114)	(56,030)	(279,972)	(116,990)

Other income (expense):
Investment income — related parties (Note 4)	772,154	337,797	1,384,932	652,205
Interest income — related parties	7,638	12,987	24,410	23,872
Interest expense	(5,310)	(6,208)	(10,562)	(12,348)
Undistributed income (loss) of equity investees (Note 4)	(326,419)	8,854	(405,971)	119,276
Other Income	52,296	29,077	104,071	83,705
Gain on sale of subsidiary	66,838	—	66,838	—

Total other income	567,197	382,507	1,163,718	866,710

Income before income taxes	449,083	326,477	883,746	749,720
Income tax provision	210,000	119,838	366,000	272,000

Net income	$239,083	$206,639	517,746	477,720

Basic and diluted earnings per share (Note 5)	$0.03	$0.04	$0.10	$0.10

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2003	2002

	(Unaudited)
OPERATING ACTIVITIES:
Net income	$517,746	477,720
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation	12,778	52,899
Amortization	7,770	7,770
Recovery for doubtful accounts	0	(2,504)
Undistributed (income) loss of equity investee	405,971	(119,276)
Investment income — related party	0	(652,205)
Deferred income taxes	(64,000)	0
Changes in operating assets and liabilities:
Decrease (increase) in receivables and other current assets	(35,243)	(435,362)
Decrease (increase) in inventories	0	(51,512)
Increase (decrease) in income tax payable	(24,953)	(710,297)
Increase (decrease) in accounts payable and accruals	(1,616)	80,996

NET CASH PROVIDED (USED) IN OPERATIONS	818,453	(1,351,771)

INVESTING ACTIVITIES:
Property and equipment additions, net of dispositions	0	(5,666)
Distributions (Contributions) to/from partnership interest	(1,585,000)	967,156
Decrease in related party loans, net	2,555,470	164,352
Decrease in due from principal shareholder	466,937	209,711

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,437,407	1,335,553

INCREASE (DECREASE) IN CASH	2,255,860	(16,218)
CASH, BEGINNING OF PERIOD	34,077	150,032

CASH, END OF PERIOD	$2,289,937	$133,814

See accompanying notes to consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include Consulier Engineering, Inc. (the “Company” or “Consulier”), and its wholly-owned subsidiaries, Consulier Business Services, Inc., (“CBSI”) and C-6 Products, Inc (“C-6”), as well as South East Automotive Acquisition Corp. (“South East”). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated. The Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company’s common stock, and a promissory note of approximately $1,700,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033. The effective date of the sale was subsequent to the close of business on December 31, 2002 and the closing was held on February 5, 2003. On June 29,2003, the Company transferred its remaining thirty percent of the common stock of Southeast to executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the original promissory note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20,2003, with a balloon payment of $206,915.90 due on May 20,2043; the remaining terms of the Note were unchanged. On June 30, 2003 the Company assigned the Note, together with its security interest for the consideration of $1,762,574.74, the then current unpaid principal balance and accrued interest due on the Note which was received by the Company in collected funds on June 30, 2003.

Although the Company retained a minority interest in Southeast during a portion or the quarter ending June 30, 2003, due to the significant portion of the sales proceeds being in the form of a note receivable collateralized by substantially all assets of Southeast, the Company will continue to account for Southeast as a consolidated subsidiary for the quarter ending June 30, 2003.

Note 2. Due from Principal Shareholder

Prior to 2001, capital and income distributions from the Company’s investment in AVM (see Note 4) were distributed directly from AVM to the Company on a monthly basis. Beginning in 2001 and ending in July 2002, the Company had been advancing its cash distributions from AVM to its principal shareholder. These distributions are included in due from principal shareholder of $-0- and $1,022,471, respectively, at June 30, 2003 and December 31, 2002 on the consolidated balance sheets.

Note 3. Inventories

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

	June 30,	December 31,
	2003	2002

Raw materials	$0	$15,817
CRA-Z Soap	30,512	21,239
Finished goods	0	1,281,624
Obsolescence Reserve	0	(130,000)

	$30,512	$1,188,680

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Partnership Interests and Concentration of Credit Risk

The limited partnership interests consist of Consulier’s investment in AVM, L.P., BioSafe Systems, LLC. and Systems Technologies, LLC.

AVM, L.P

Consulier owns approximately 10% of AVM’s capital as of June 30, 2003 and December 31, 2002. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 8%, respectively, of AVM’s earnings during the three-month periods ended June 30, 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)

	2003	2002	2003	2002

Revenues	$19,562	$9,842	$36,997	$21,206
Costs and expenses	10,408	5,890	20,777	13,828

Net income	$9,154	$3,952	$16,220	$7,378

Consulier’s share of earnings	$772	$338	$1,185	$652

BioSafe Systems, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC’s total assets (unaudited) at June 30, 2003 and December 31, 2002 were approximately $1,556,561 and $1,093,000 respectively. The investment is recorded at $830,750 and $586,440 at June 30, 2003 and December 31, 2002, respectively, further, equity in income or (loss) for the three-month periods ended June 30, 2003 and 2002 was ($43,374) and $119,276, respectively.

Systems Technologies, LLC

During 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC), as of June 30, 2003 the Company’s interest in ST, LLC totaled 29%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC’s primary asset is its approximate 60% (at June 30, 2003) investment in PCTS. As of June 30, 2003 PCTS’s summarized financial information was as follows: total assets of approximately $544,860, total liabilities of approximately $638,000, and net operating loss of $1,009,266. The Company’s investment in ST, LLC is recorded at $2,574,872 which is the initial investment of $3,010,000 net of equity in the loss of ST, LLC of $435,128 including $283,045 during the three months ending June 30, 2003. The Company’s principal shareholder owns approximately 46% of ST, LLC, together with the company 75%, therefore the Company is accounting for its investment using the equity method. The Company can require the Company’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Company’s capital account balance in ST, LLC at any time with 60 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

South East Automotive Acquisition Corp.

As of June 30, 2003, South East’s summarized financial information is a net operating loss of $14,125, for the second quarter of 2003. South East Automotive Financial Information is not reflected on the Balance Sheet for reasons described in Note 1.

Note 5. Earnings Per Share

	Three Months Ended June 30,

	2003	2002

Numerator:
Net income, numerator for basic and diluted earnings per share	$239,083	$206,639
Denominator:
Denominator for basic earnings per share, weighted – average shares	4,951,150	4,951,150
Effect of dilutive securities:
Stock options	—	—
Warrants	11,124	11,124

Dilutive potential common shares	11,124	11,124

Denominator for diluted earnings per share, adjusted weighted – average shares	4,962,274	4,962,274

Basic earnings per share	$0.05	$0.04

Diluted earnings per share	$0.05	$0.04

At June 30, 2003, no stock options were outstanding.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

The following compares the results of operations for the three months ended June 30, 2003 to the three months ended June 30, 2002:

During the quarter ended June 30, 2003, sales decreased $119,778 from the comparable amounts recorded during the quarter ended June 30, 2002. Net Income for the second quarter of 2003 was $150,763, or $0.03 per share, compared to $206,659, or $0.04 per share, in the second quarter of 2002. Although net income was approximately the same, increase in cost of sales and selling, general and administrative expenses were offset by an increase in other income.

Other income consisting of investment income and interest income/expense increased $176,370, primarily attributable to a $434,357 increase in earnings from AVM, offset by the $162,650 decrease in undistributed income from BioSafe, and an undistributed loss from ST, LLC of $283,045.

AUTOMOTIVE PARTS DISTRIBUTION – Net sales of South East’s automotive parts distribution represented 99% and 99% of Consulier’s net sales in the second quarters of 2003 and 2002 respectively. Southeast’s net sales increased approximately $117,467 from $691,755 in the second quarter of 2003 compared to the second quarter 2002 primarily due to general economic conditions. The automotive parts distribution segment had loss of $5,875 in the second quarter of 2003, and net income before income taxes of $60,274 in the second quarter of 2002.

HOUSEHOLD AND TOOL PRODUCTS – C-6 incurred a net loss of $5,277 in the second quarter of 2003, compared to a net loss of $6,188 in the second quarter of 2002.

INVESTMENT IN AVM – Investment income from Consulier’s AVM limited partnership interest was $772,154 in the second quarter of 2003, a 129% increase from the comparable 2002 quarter’s income of $337,797. This represents annualized returns of 132% and 61%, respectively, on Consulier’s average investment during each quarter.

INVESTMENT IN BIOSAFE – Equity in the loss of BioSafe was $43,374 in the second quarter of 2003, compared to 2002 quarter’s income of $8,854. This represents the Company’s 40% interest in BioSafe’s net loss of approximately $108,434 in the second quarter of 2003, compared to income of $27,000 in the second quarter of 2002.

INVESTMENT IN ST, LLC – Equity in the loss of ST, LLC was $283,045, in the second quarter of 2003. The company did not own an interest in ST, LLC in the second quarter of 2002.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Liquidity and Capital Resources

At June 30, 2003, Consulier’s cash totaled $2,289,937 as compared to $262,303 at December 31, 2002. Net cash provided by operations was $269,681 for the second three months of 2003 compared to $724,522 of net cash used in the second three months of 2002. Net cash used by investing activities was primarily additional investment in ST, LLC of $775,000, offset by the net increase of $772,154 in distributions from AVM.

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

During the second quarter of 2003, none of the Company’s excess cash funds was advanced to the Company’s principal shareholder, under demand receivables.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Future Outlook

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier’s limited partnership investment. However, there is no guarantee that the annualized return of 132% in the second quarter of 2003 will be maintained.

The Company has developed a new formula for its Captain Cra-z Hand and All Purpose Soap and is expecting its first delivery of soap based on this formula from its new domestic manufacturer in the third quarter of 2003. Design changes to packaging to better serve the industrial as well as retail markets will be implemented and launched with the new formula.

The Company has formed a new wholly owned subsidiary, Consulier International, Inc. to market its Captain Cra-z Hand and All Purpose Soap, as well as its future products and to develop new retail and distribution outlets nationally and internationally. Specifics of Consulier International’s marketing plan have not been finalized. Clark T. Feezell, formerly Regional Manager for Ferguson Enterprise, Inc., a division of Wosleley, PLC (NYSE:WOS) will head Consulier International, which will start operations during the third quarter of 2003.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment will be between $5million and $7million. The exact amount will be based upon market acceptance of PCTS’s Amelior products and the need for investment funds.

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

Item 3. Controls and Procedures

a	Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of it’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

b	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced above.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2003, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company. Although the outcome of any litigation cannot be guaranteed with certainly and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

Item 2. Changes in Securities

During the second quarter of 2003, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

Item 3. Defaults Upon Senior Securities

During the second quarter of 2003, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of 2003, the Company did not submit any matters to a vote of security holders.

Item 5. Other Information

The Company has no other information to report, which might otherwise be reported under Form 8-K.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

None

(b)	Current Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three month period ended June 30, 2003 except to report the Company’s sale of 70% of its stock in South East.

(c)	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 200218 U.S.C. (Section 1350).

(d)	Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 200218 U.S.C. (Section 1350).

The Company has attached Exhibits 32.1 and 32.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC
(Registrant)

Date: August 19, 2003	By: /s/ Alan R Simon

Alan R. Simon, Esq. Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 19, 2003	By: /s/ Warren B. Mosler

Warren B. Mosler Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)