Form 10QSB/A
period 2003-03-31
CONSULIER ENGINEERING INC
filed 2003-11-20
CIK 846718

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSBA


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


================================================================================

Pursuant to this Form 10-QSB/A, the registrant amends "Part I Financial Information, Item 1, Financial Statements" in its quarterly Form 10-QSB for the quarterly period ended March 31, 2003, to reclassify a "Notes Receivable - Related Parties" as non-current and to reduce the income tax provision. The classification of the note receivable was corrected to reflect the term of the note. The income tax provision was corrected since the original filing did not accurately reflect the current income tax expense. On Page 7, Note 1. Basis of Presentation, the Form 10-QSB/A more fully disclosed the terms of the disposition of 70% of the common stock of a wholly owned subsidiary.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                              Page
                                                                                              ----

PART-I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Balance Sheets at March 31, 2003
         (Unaudited) and December 31, 2002                                                        4

       Consolidated Statements of Income for the
         three months ended March 31, 2003
         and 2002 (Unaudited)                                                                     5

       Consolidated Statements of Cash Flows for the
         three months ended March 31, 2003
         and 2002 (Unaudited)                                                                     6

       Notes to Consolidated Financial
         Statements                                                                               7


Item 2.  Management's Discussion
            and Analysis or Plan of Operation                                                    11

Item 3.  Controls and Procedures                                                                 14



PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       15

Item 2.  Changes in Securities                                                                   15

Item 3.  Defaults Upon Senior Securities                                                         15

Item 4.  Submission of Matters
           to a Vote of Security Holders                                                         15

Item 5.  Other Information                                                                       15

Item 6.  Exhibits and Reports on Form 8-K                                                        15

SIGNATURES                                                                                       16

CERTIFICATIONS                                                                                   17



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,       December 31,
                                                        2003             2002
                                                     ----------       ------------
                                                     (unaudited)
ASSETS

 Current:
  Cash                                              $   262,313        $  262,303
  Receivables, net                                      478,588           471,203
  Due from principal shareholder (Note 2)                93,986           529,174
  Inventories (Note 3)                                1,325,330         1,336,162
  Deferred income taxes                                 202,606           202,606
  Other current assets                                   12,713            12,785
                                                     ----------        ----------
      Total current assets                            2,375,536         2,814,233

  Property and equipment, net                         1,274,408         1,286,505
  Limited partnership interests (Note 4)              4,702,943         4,009,575
  Notes receivable - related parties                  1,420,680         1,420,714
  Deferred income taxes                                 111,136            47,136
                                                     ----------        ----------
                                                     $9,884,703        $9,578,163
                                                     ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

 Current:
  Accounts payable and accruals                      $  336,383        $  429,785
  Bonus Payable                                          50,000            50,000
  Income taxes payable                                  146,358            26,312
  Notes payable - related parties                       183,935           186,587
                                                     ----------        ----------
      Total current liabilities                         716,676           692,684

  Bonds payable                                         327,805           323,920
                                                     ----------        ----------
      Total liabilities                               1,044,481         1,016,604
                                                     ----------        ----------
STOCKHOLDERS EQUITY:
  Common stock of $.01 par value:
    Authorized - 25,000,000 shares;
    Issued - 5,198,298 shares                            51,983            51,983
  Additional paid-in capital                          3,124,253         3,124,253
  Retained earnings                                   6,198,298         5,919,635
                                                     ----------        ----------
                                                      9,374,534         9,095,871

  Less: Treasury stock at cost - 218,055 shares        (417,911)         (417,911)
        Other comprehensive loss                        (39,861)          (39,861)

        Notes receivable for common stock               (76,540)          (76,540)
                                                     ----------        ----------
      Total stockholder's equity                      8,840,222         8,561,559
                                                     ----------        ----------
                                                     $9,884,703        $9,578,163
                                                     ==========        ==========



          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended
                                                                       March 31,
                                                              ---------------------------
                                                                2003              2002
                                                              ---------         ---------
                                                                      (Unaudited)
Revenues:

  Net sales                                                   $ 490,149         $ 788,492

Operating cost and expenses:
  Cost of goods sold                                            247,243           469,290
  Selling, general and administrative                           372,963           380,162
                                                              ---------         ---------

        Total operating costs and expenses                      620,206           849,452
                                                              ---------         ---------

                  Operating loss                               (130,057)          (60,960)
                                                              ---------         ---------
Other income (expense):
  Investment income - related parties (Note 4)                  612,778           314,408
  Interest income - related parties                              16,772            10,885
  Interest expense                                               (5,252)           (6,140)
  Undistributed income (loss) of equity investees (Note 4)      (79,552)          110,422
  Other income                                                   19,974            54,628
                                                              ---------         ---------

        Total other income                                      564,720           484,203
                                                              ---------         ---------

Income before income taxes                                      434,663           423,243
Income tax provision                                            156,000           152,162
                                                              ---------         ---------

                  Net income                                  $ 278,663         $ 271,081
                                                              =========         =========


    Basic and diluted earnings per share (Note 5)             $    0.06         $    0.05




          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                   2003           2002
                                                                 ---------      ---------
                                                                      (Unaudited)
OPERATING ACTIVITIES:
Net income                                                       $ 278,663      $ 271,081
Adjustments to reconcile net income to net
 cash (used in) provided by operations:
  Depreciation                                                      26,577         26,450
  Amortization                                                       3,885          3,885
  Undistributed (income) loss of equity investee                    79,552       (110,422)
  Investment income - related party                               (612,778)      (314,408)
  Deferred income taxes                                            (65,000)            --

  Changes in operating assets and liabilities:
    Decrease (increase) in receivables and other current assets     75,141        (39,752)
    Decrease in inventories                                         10,832         49,541
    Increase (decrease) in income tax payable                      120,046       (582,838)
    Decrease in accounts payable and accruals                      (93,402)       (28,058)
                                                                 ---------      ---------

NET CASH USED IN OPERATIONS                                       (175,484)      (725,522)

INVESTING ACTIVITIES:
  Property and equipment additions, net of dispositions            (12,400)        (5,666)
  Distributions from partnership interest                          530,323        314,101
  Increase (decrease) in related party loans, net                   (2,617)        32,442
  Decrease in due from principal shareholder                       435,188        442,054
  Purchase of investment                                          (775,000)            --
                                                                 ---------      ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                          175,494        782,931
                                                                 ---------      ---------

INCREASE IN CASH                                                        10         58,410
CASH, BEGINNING OF PERIOD                                          262,303        150,032
                                                                 ---------      ---------

CASH, END OF PERIOD                                              $ 262,313      $ 208,442
                                                                 =========      =========








          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported financial statements in order to conform to the financial statement presentation of the current period.

The consolidated financial statements include CONSULIER ENGINEERING, INC. (the "Company" or "Consulier"), and its wholly-owned subsidiaries, CONSULIER BUSINESS SERVICES, INC., ("CBSI") and C-6 PRODUCTS, INC ("C-6"), as well as SOUTH EAST AUTOMOTIVE ACQUISITION CORP. ("South East"). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated. The Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company's common stock, and a promissory note of approximately $1,700,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033. The effective date of the sale was subsequent to the close of business on December 31, 2002 and the closing was held on February 5, 2003.

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

NOTE 3. INVENTORIES

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, are summarized as follows:

                                                     March 31,         December 31,
                                                       2003                2002
                                                    ----------         ------------
Raw materials                                       $      819          $      819
CRA-Z Soap                                              29,693              29,693
Finished goods                                       1,434,818           1,445,650
Obsolescence Reserve                                  (140,000)           (140,000
                                                    ----------          ----------
                                                    $1,325,330          $1,336,162
                                                    ==========          ==========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. PARTNERSHIP INTERESTS AND CONCENTRATION OF CREDIT RISK

The limited partnership interests consist of Consulier's investment in AVM, L.P., BioSafe Systems, LLC. and Systems Technologies, LLC.

AVM, L.P

Consulier owns approximately 10% of AVM's capital as of March 31, 2003 and December 31, 2002. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% and 8%, respectively, of AVM's earnings during the three-month periods ended March 31, 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account. ERROR! NOT A VALID LINK.

BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at March 31, 2003 and December 31, 2002 were approximately $1,861,000 and $1,725,000 respectively. The investment is recorded at $874,124 and $788,371 at March 31, 2003 and December 31, 2002, respectively, further, equity in income for the three-month periods ended March 31, 2003 and 2002 was $85,753 and $47,957, respectively.

SYSTEMS TECHNOLOGIES, LLC

During 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC), as of March 31, 2003 the Company's interest in ST, LLC totaled 22%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC's primary asset is its approximate 60% (at March 31, 2003) investment in PCTS. As of March 31, 2003 PCTS's summarized financial information was as follows: total assets of approximately $509,000, total liabilities of approximately $231,000, and net operating loss of $832,000. The Company's investment in ST, LLC is recorded at $1,968,365 which is the initial investment of $2,200,000 net of equity in the loss of ST, LLC of $231,635 including $165,305 during the three months ended March 31, 2003. The Company's principal shareholder owns approximately 71% of ST, LLC, therefore the Company is accounting for its investment using the equity method. The Company can require the Company's principal shareholder to purchase its interest in ST, LLC for cash equal to the Company's capital account balance in ST, LLC at any time with 60 days written notice.

Interest in South East consists of a note receivable and 30% of South East stock (see note 1).

SOUTH EAST AUTOMOTIVE ACQUISITION CORP.

As of March 31, 2003, South East's summarized financial information is: total assets of $1,853,671, total liabilities of $2,013,526, and a net operating loss of $27,646, for the first quarter of 2003.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. EARNINGS PER SHARE

                                                        Three Months Ended March 31,
                                                       ------------------------------
                                                          2003                2002
                                                       ----------          ----------
Numerator:
  Net income, numerator for basic and diluted
   earnings per share                                  $  278,663          $  271,081


Denominator:
  Denominator for basic earnings
  per share, weighted - average shares                  4,980,243           4,951,150


Effect of dilutive securities:
  Stock options                                                --                  --
  Warrants                                                 17,325              11,124

Dilutive potential common shares                           17,235              11,124

Denominator for diluted earnings
  per share, adjusted
  weighted - average shares                             4,997,478           4,962,274


  Basic earnings per share                             $     0.06          $     0.05
                                                       ==========          ==========

  Diluted earnings per share                           $     0.06          $     0.05
                                                       ==========          ==========








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

AUTOMOTIVE PARTS DISTRIBUTION - Net sales of South East's automotive parts distribution represented 91% and 99% of Consulier's net sales in the first quarters of 2003 and 2002 respectively. Southeast's net sales decreased approximately $329,352 from $776,708 in the first quarter of 2003 compared to the first quarter 2002 primarily due to general economic conditions. The automotive parts distribution segment had loss of $27,646 in the first quarter of 2003, and net income before income taxes of $95,989 in the first quarter of 2002.

HOUSEHOLD AND TOOL PRODUCTS - C-6 incurred a net income of $12,922 in the first quarter of 2003, compared to a net loss of $6,276 in the first quarter of 2002.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $612,778 in the first quarter of 2003, a 95% increase from the comparable 2002 quarter's income of $314,408. This represents annualized returns of 132% and 61%, respectively, on Consulier's average investment during each quarter.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $83,753 in the first quarter of 2003, a 24% decrease from the comparable 2002 quarter's income of $110,422. This represents the Company's 40% interest in BioSafe's net income of approximately $214,000 in the first quarter of 2003, compared to $276,000 in the first quarter of 2002.

INVESTMENT IN ST, LLC - Equity in the loss of ST, LLC was $165,305, in the first quarter of 2003. The company did not own an interest in ST, LLC in the first quarter of 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, Consulier's cash totaled $262,313 as compared to $262,303 at December 31, 2002. Net cash used by operations was $175,484 for the first three months of 2003 compared to $724,522 of net cash used in the first three months of 2002. Net cash provided by investing activities was primarily additional investment in ST, LLC of $775,000, offset by the net increase of $216,222 in distributions from AVM.

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

During the first quarter of 2003, none of the Company's excess cash funds was advanced to the Company's principal shareholder, under demand receivables.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements. Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in Systems Technologies, BioSafe and AVM and the marketing of Consulier's Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 3. CONTROLS AND PROCEDURES

     a. Within the 90 days prior to the date of this report, the Company evaluated the effectiveness of it's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Principal Accounting and Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in its periodic SEC filings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

          None

     (b)  CURRENT REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the three month period ended March 31, 2003 except to report the Company's sale of 70% of its stock in South East.

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


                                       CONSULIER ENGINEERING, INC.

                                            (Registrant)




Date: November 20, 2003                By: /s/ Alan R Simon
                                           -------------------------------------
                                       ALAN R. SIMON, ESQ.
                                       Secretary and
                                       Treasurer (Principal
                                       Financial and Accounting Officer)





Date: November 20, 2003                By: /s/ Warren B. Mosler
                                           -------------------------------------
                                       WARREN B. MOSLER
                                       Chairman of the Board, President
                                       & Chief Executive Officer (Principal
                                       Executive Officer)