Form 10QSB/A
period 2003-06-30
CONSULIER ENGINEERING INC
filed 2003-11-20
CIK 846718

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 As of September 30, 2003, there were 4,935,243 outstanding shares of common stock, par value $0.01 per share.

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]


================================================================================

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained in this report, certain matters discussed in Management's Discussion and Analysis are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements. Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in ST, LLC, BioSafe and AVM and the marketing of Consulier's Captain CRA-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

AMENDMENT TO FORM 10-QSB/A

Pursuant to this Form 10-QSB/A the registrant amends "Part I Financial Information, Item 1. Financial Statements" in its quarterly Form 10-QSB for the quarterly period ended June 30, 2003. The financial statements reflect the presentation of the operations of Southeast Automotive as discontinued operations according to SFAS Number 144 for all periods presented including disclosures required by Paragraph 47 of SFAS Number 144. The Company has also recorded an additional loss of $726,222 from its investment in Systems Technology, LLC, as described in Note 4, which was due to a change and clarification of the allocation of losses as reflected in the operating agreement of the limited liability company, effective April 1, 2003. The total effect of the restatement was to increase undistributed loss of equity investees and decrease limited partnership interests by $726,222. Accordingly, the provision for federal income taxes was adjusted to reflect the changes to the operating agreements. The Company also adjusted the gain on sale of discontinued operations and recorded the Company's stock received from the sale of discontinued operations as treasury stock on the accompanying condensed consolidated balance sheet as of June 30, 2003.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                   Page
                                                                                   ----
PART-I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at June 30, 2003 (Unaudited)             4

         Condensed Consolidated Statements of Income for the three months
            and six months ended June 30, 2003 and 2002 (Unaudited)                    5

         Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2003 and 2002 (Unaudited)                                   6

         Notes to the Unaudited Condensed Consolidated Financial Statements            7


Item 2.  Management's Discussion and Analysis or Plan of Operation                    15

Item 3.  Controls and Procedures                                                      16



PART-II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                            17

Item 2.  Changes in Securities                                                        17

Item 3.  Defaults Upon Senior Securities                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                          17

Item 5.  Other Information                                                            17

Item 6.  Exhibits and Reports on Form 8-K                                             17

SIGNATURES                                                                            19

CERTIFICATIONS                                                                        20



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEET
                                  JUNE 30, 2003

ASSETS

     CURRENT:
       Cash                                                    $ 2,076,321
       Receivables, net                                             50,786
       Income tax overpayment                                      308,800
       Receivable - related party                                  149,579
       Inventories                                                  20,512
       Deferred income taxes                                        20,387
       Other current assets                                          6,563
                                                               -----------
                           TOTAL CURRENT ASSETS                  2,632,948
     Property and equipment, net                                 1,084,877
     Limited partnership interests                               4,468,620
     Notes receivable - related parties                            688,646
     Deferred income taxes                                          53,434
                                                               -----------
                                                               $ 8,928,525
                                                               ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

     CURRENT:

       Accounts payable and accruals                           $    31,844
       Bonus payable                                                50,000
                                                               -----------

                           TOTAL CURRENT LIABILITIES                81,844
       Bonds payable                                               331,690
                                                               -----------
                           TOTAL LIABILITIES                       413,534
                                                               -----------

STOCKHOLDERS' EQUITY

     Common stock $.01 par value:
       Authorized - 25,000,000 shares; Issued
       - 5,198,298 shares                                           51,983
     Additional paid-in capital                                  3,124,253
     Retained earnings                                           5,977,077
     Treasury stock at cost - 263,055 shares                      (528,161)
     Accumulated other comprehensive loss                          (33,621)
     Notes receivable for common stock                             (76,540)
                                                               -----------
                           TOTAL STOCKHOLDERS' EQUITY            8,514,991
                                                               -----------
                                                               $ 8,928,525
                                                               ===========





SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF INCOME




                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                          -----------------------------       ------------------------------
                                                              2003             2002               2003              2002
                                                          -----------       -----------       -----------        -----------
                                                                   (Unaudited)                          (Unaudited)
REVENUE:
   Net sales                                              $    27,200       $    10,152       $    48,834        $    21,936
                                                          -----------       -----------       -----------        -----------
OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                              -0-             1,071               -0-             3,332
   Selling, general and administrative                         187,630            89,462           310,330           227,233
                                                           -----------       -----------       -----------       -----------
                  TOTAL OPERATING COSTS AND EXPENSES           187,630            90,533           310,330           230,565
                                                           -----------       -----------       -----------       -----------
                    OPERATING LOSS                            (160,430)          (80,381)         (261,496)         (208,629)
                                                           -----------       -----------       -----------       -----------
OTHER INCOME (EXPENSE):
   Investment income                                           772,154           337,797         1,384,932           652,205
   Interest and other income                                    11,226            12,705            22,094            23,328
   Interest expense                                            (13,080)           (6,208)          (18,332)          (12,348)
   Undistributed income (loss) of equity investees          (1,050,561)            8,854        (1,132,193)          119,276
   Other income                                                    -0-               599               -0-           34,021
                                                           -----------       -----------       -----------       -----------
                  TOTAL OTHER INCOME (LOSS)                   (280,261)          353,747           256,501           816,482
                                                           -----------       -----------       -----------       -----------
   Income (loss) from continuing operations before            (440,691)          273,366            (4,995)          607,853
     income taxes
   Income tax (provision) benefit                              110,360          (100,343)          (45,640)         (220,530)
                                                           -----------       -----------       -----------       -----------

   Income (loss) from continuing operations                   (330,331)          173,023           (50,635)          387,323
                                                           -----------       -----------       -----------       -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued
     subsidiary                                                 16,453            53,111            15,420           141,867
   Less income taxes                                             4,905            19,495             4,905            51,470
                                                           -----------       -----------       -----------       -----------
                                                                11,548            33,616            10,515           90,397
                                                           -----------       -----------       -----------       -----------

   Gain on disposal of subsidiary                              342,782              -0-           342,782               -0-
   Less income taxes                                           245,218              -0-           245,218               -0-
                                                           -----------      -----------       -----------       -----------
                                                               97,564               -0-            97,564               -0-
                                                          -----------       -----------       -----------       -----------
                    NET INCOME (LOSS)                     $  (221,219)      $   206,639       $    57,444       $   477,720
                                                          ===========       ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations                                     $      (.07)      $       .03       $      (.01)      $       .08
Discontinued operations                                           .02               .01               .02               .02
                                                          -----------       -----------       -----------       -----------
                                                          $      (.05)      $       .04       $       .01       $       .10
                                                          ===========       ===========       ===========       ===========





SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS




                                                                             Six Months Ended June 30,
                                                                          ---------------------------------
                                                                             2003                   2002
                                                                          -----------           -----------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
   Net income                                                             $    57,444           $   477,720
   Adjustments to reconcile net income to net cash used in
     operations:
   Gain on sale of discontinued operations, net of taxes                      (97,564)                  -0-
   Depreciation                                                                12,778                 4,280
   Amortization                                                                 7,770                 7,770
   Undistributed (income) loss of equity investee                             405,971              (119,276)
   Investment income - related party                                       (1,384,932)             (652,205)
   Deferred income taxes                                                      175,921                   -0-
   Cash from discontinued operations                                          224,214               194,537
   Change in operating assets and liabilities:
     Decrease (increase) in receivables and other current assets              104,335              (152,117)
     (Increase) in income tax overpayment                                    (554,018)                  -0-
     Decrease (increase) in inventories                                        10,000                (7,213)
     Increase (decrease) in accounts payable and accruals                      (1,566)               10,101
     Decrease in income tax payable                                           (26,312)             (710,297)
                                                                          -----------           -----------

NET CASH USED IN OPERATIONS                                                (1,065,959)             (946,700)

INVESTING ACTIVITIES:
   Distributions from partnerships                                          1,960,605               967,156
   Purchase of fixed assets                                                   (13,519)                  -0-
   Contributions to partnership interest                                   (1,585,000)                  -0-
   Net proceeds (payments) from/to related parties                          2,517,891               (36,674)
                                                                          -----------           -----------

NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                                               2,879,977               930,482
                                                                          -----------           -----------



INCREASE (DECREASE) IN CASH                                                 1,814,018               (16,218)
CASH, BEGINNING OF PERIOD                                                     262,303               150,032
                                                                          -----------           -----------
CASH, END OF PERIOD                                                       $ 2,076,321           $   133,814
                                                                          -----------           -----------










SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2003


NOTE 1. BASIS OF PRESENTATION

Interim Financial Data
----------------------

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of June 30, 2003 and the results of their operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Reclassifications
-----------------

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported condensed interim consolidated financial statements in order to conform to the financial statement presentation of the current period.

Basis of Consolidation
----------------------

The condensed consolidated financial statements include CONSULIER ENGINEERING, INC. (the "Company" or "Consulier"), and its wholly-owned subsidiaries, CONSULIER BUSINESS SERVICES, INC., ("CBSI") and C-6 PRODUCTS, INC ("C-6"), as well as SOUTHEAST AUTOMOTIVE ACQUISITION CORP. ("Southeast") (Note 2). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2003


NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Income Taxes
------------

The income tax provision differs from the expected Federal statutory rates due primarily to the reversal of deferred tax assets related to the divestiture of Southeast (Note 2).

Amendment to Original 10-QSB
----------------------------

Pursuant to this Form 10-QSB/A the registrant amends "Part I Financial Information, Item 1. Financial Statements" in its quarterly Form 10-QSB for the quarterly period ended June 30, 2003. The financial statements reflect the presentation of the operations of Southeast Automotive as discontinued operations according to SFAS Number 144 for all periods presented including disclosures required by Paragraph 47 of SFAS Number 144.

The Company has recorded an additional loss from its investment in Systems Technology, LLC, as described in Note 4, which was due to a change and clarification of the allocation of losses as reflected in the operating agreement of the limited liability company, effective April 1, 2003. Accordingly, the provision for federal income taxes was adjusted to reflect the changes mentioned above. The Company also adjusted the gain on sale of discontinued operations and recorded the Company's stock received from the sale of discontinued operations as treasury stock on the accompanying condensed consolidated balance sheet as of June 30, 2003.

NOTE 2. DISCONTINUED OPERATIONS

On December 31, 2002, the Company sold 70% of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company's common stock, and a promissory note (the "Note") of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003.

On June 29, 2003, the Company transferred its remaining 30% of the common stock of Southeast to the former executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20, 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the note were unchanged. On June 30, 2003, the Company sold and assigned the note to the majority stockholder of Consulier, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the note.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2003


NOTE 2. DISCONTINUED OPERATIONS (CONTINUED)

Since the note was sold and assigned, the Company is no longer considered to be a primary beneficiary. As such, Southeast is considered to be divested as of the assigned date, June 30, 2003, and as a result the Company recorded the operations and disposal of Southeast as discontinued operations.

Following is summarized unaudited financial information for the discontinued operations during the three and six months ended June 30, 2003 and 2002:


                                                               2003                                  2002
                                                 -------------------------------         -------------------------------
                                                 Three Months         Six Months        Three Months         Six Months
                                                    Ended               Ended              Ended               Ended
                                                   June 30             June 30             June 30             June 30
                                                 ------------         ----------        ------------         ----------
Net Sales - Southeast Automotive                 $   574,228         $ 1,021,644         $   691,755         $ 1,468,463
                                                 ===========         ===========         ===========         ===========

Income From Discontinued Operations
     Before Income Taxes                         $    16,453         $    15,420         $    53,111         $   141,867

Income Tax                                            (4,905)             (4,905)            (19,495)            (51,470)
                                                 -----------         -----------         -----------         -----------

Net Income From Discontinued Operations $             11,548         $    10,515         $    33,616         $    90,397
                                                 ===========         ===========         ===========         ===========

Net Income - Basic and Diluted                   $       .01         $       .01         $       .01         $       .02
                                                 ===========         ===========         ===========         ===========


NOTE 3. INVENTORIES

Inventories, stated at the lower of cost, determined on a first-in, first-out basis, or market, consist of finished goods related to CRA-Z Soap products.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2003


NOTE 4. PARTNERSHIP AND LLC INTERESTS

The Company's interests consist of Consulier's investments in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC, which are accounted for using the equity method.

AVM, L.P.

Consulier owns approximately 10% of AVM's capital as of June 30, 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earnings during the three-month and six-month periods ended June 30, 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account. Following is a summary of the results of operations of AVM and the income allocated to the Company:


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                       (in thousands)                   (in thousands)
                                                   ----------------------           ----------------------
                                                         (Unaudited)                     (Unaudited)
                                                      2003        2002                2003         2002
                                                   ----------   ---------           ---------    ---------
         Revenue                                   $   19,562   $   9,842           $  36,997    $  21,206
         Costs and expenses                            10,408       5,890              20,777       13,828
                                                   ----------   ---------           ---------    ---------

         Net income                                $    9,154   $   3,952           $  16,220    $   7,378
                                                   ==========   =========           =========    =========

         Consulier's share of earnings             $      772   $     338           $   1,385    $     652
                                                   ==========   =========           =========    =========



BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at June 30, 2003 were approximately $1,556,561. Following is a summary of the results of operations of BioSafe Systems, LLC and the income (losses) allocated to the Company:

                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                       (in thousands)                   (in thousands)
                                                   ----------------------           ----------------------
                                                         (Unaudited)                     (Unaudited)
                                                      2003        2002                2003         2002
                                                   ----------   ---------           ---------    ---------
         Revenue                                   $    1,075   $     906           $   2,443    $   2,060
         Costs and expenses                             1,183         884               2,342        1,762
                                                   ----------   ---------           ---------    ---------

         Net income (loss)                         $    (108)   $      22           $     101    $     298
                                                   ==========   =========           =========    =========

         Consulier's share of earnings (loss)      $      43)   $       9           $      40    $     119
                                                   =========    =========           =========    =========


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS AS OF JUNE 30, 2003


NOTE 4. PARTNERSHIP AND LLC INTERESTS (CONTINUED)

SYSTEMS TECHNOLOGIES, LLC

During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). During the six months ended June 30, 2003, the Company made additional contributions of $1,585,000 to increase its investment in ST, LLC. As of June 30, 2003, the Company's interest in ST, LLC totaled 29%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC's primary asset is its approximate 60% (at June 30, 2003) investment in PCTS. The original agreement provides that the losses from ST, LLC are allocated to ST, LLC principal shareholders. Effective April 1, 2003, the agreement was amended and stipulates that the Company receives allocated losses to the extent that the Company has made capital contributions during the current year or since inception. Consequently, the loss allocated to the Company is greater than 29%. The Company's principal shareholder owns approximately 46% of ST, LLC, and together with the Company's 29%, the ownership aggregates 75%. The Company can require the Company's principal shareholder to purchase its interest in ST, LLC for cash equal to the Company's capital account balance in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC's projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection a write down might be necessary. Following is a summary of the results of operations of ST, LLC and the losses allocated to the Company:


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                       (in thousands)                   (in thousands)
                                                   ----------------------           ----------------------
                                                         (Unaudited)                     (Unaudited)
                                                      2003        2002                2003         2002
                                                   ----------   ---------           ---------    ---------
         Revenue                                   $        92      NA              $     183        NA
         Costs and expenses                              1,102      NA                  2,033        NA
                                                   ----------   ---------           ---------    ---------

         Net loss                                  $   (1,010)      NA              $  (1,850)       NA
                                                   ==========   =========           =========    =========

         Consulier's share of loss                 $   (1,010)      NA              $  (1,175)       NA
                                                   ==========   =========           =========    =========



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003


NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002 were as follows:


                                                               Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                         -------------------------------        -------------------------------
                                                            2003                2002               2003                2002
                                                         -----------         -----------        -----------         -----------
BASIC EARNINGS PER SHARE COMPUTATION:

   NUMERATOR:
     Income (loss) from continuing operations            $  (330,331)        $   173,023        $   (50,635)        $   387,323

     Discontinued operations,
       net of income taxes                                   109,112              33,616            108,079              90,397
                                                         -----------         -----------        -----------         -----------

     Net Income (Loss)                                   $  (221,219)        $   206,639        $    57,444         $   477,720
                                                         ===========         ===========        ===========         ===========

   DENOMINATOR:
     Average number of common shares outstanding           4,935,243           4,951,150          4,935,243           4,951,150
                                                         ===========         ===========        ===========         ===========


DILUTED EARNINGS PER SHARE COMPUTATION:

   NUMERATOR:

     Income (loss) from continuing operations            $  (330,331)        $   173,023        $   (50,635)        $   387,323

     Discontinued operations, net of income taxes            109,112              33,616            108,079              90,397
                                                         -----------         -----------        -----------         -----------

     Net Income (Loss)                                   $  (221,219)        $   206,639        $    57,444         $   477,720
                                                         ===========         ===========        ===========         ===========

   DENOMINATOR:

     Average number of common shares outstanding           4,935,243           4,951,150          4,935,243           4,951,150

     Incremental shares for assumed exercise
       of securities                                          16,528              11,124             16,048              11,124
                                                         -----------         -----------        -----------         -----------

     Total shares                                          4,951,771           4,962,274          4,951,291           4,962,274
                                                         ===========         ===========        ===========         ===========


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF JUNE 30, 2003


NOTE 6. SEGMENT INFORMATION

The Company's continuing operations are currently comprised of three segments; manufacturing, investing and corporate activities. These operating units are managed from the Company's Riviera Beach facility. As discussed in Note 2, Discontinued Operations, the Company sold its automotive part distribution as of June 30, 2003.

Detailed below are the results of operations by segment and the discontinued operations for the three and six months ended June 30, 2003 and 2002.


Three Months Ended June 30, 2003



                                 Manufacturing        Investing           Corporate         Discontinued
                                   Activities         Activities          Activities         Operations            Total
                                  -----------         -----------         ----------         ----------         -----------
Revenue                           $    27,200         $       -0-         $      -0-         $      -0-         $    27,200

Operating Income (Loss)               (19,044)                              (141,386)               -0-            (160,430)

Other Income (Loss)                                    (267,181)             (13,080)               -0-            (280,261)

Income (Loss) From
     Continuing Operations            (14,275)         (200,272)            (115,784)               -0-            (330,331)

Income (Loss) From
     Discontinued Operations             -0-                -0-                  -0-            109,112             109,112

Assets                            $ 1,111,952       $ 7,314,065           $ 502,508                 -0-         $ 8,928,525




Six Months Ended June 30, 2003




                                 Manufacturing        Investing           Corporate         Discontinued
                                   Activities         Activities          Activities         Operations            Total
                                  -----------         -----------         ----------         ----------         -----------
Revenue                           $    48,834         $       -0-         $      -0-         $      -0-         $    48,834

Operating Income (Loss)               (23,149)                              (238,347)               -0-            (261,496)

Other Income (Loss)                                       274,833            (18,332)               -0-             256,501

Income (Loss) From
     Continuing Operations            (23,149)            265,297           (292,783)               -0-             (50,635)

Income (Loss) From
     Discontinued Operations                                                                    108,079             108,079

Assets                            $ 1,111,952         $ 7,314,065         $  502,508                -0-         $ 8,928,525



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002:

During the quarter ended June 30, 2003, sales increased $17,048 from the comparable amounts recorded during the quarter ended June 30, 2002. Net loss from continuing operations for the three months ended June 30, 2003 was $330,331, or ($0.07) per share, compared to net income of $173,023, or $0.03 per share, for the three months ended June 30, 2002 from continuing operations.

Investment income from AVM Limited, Inc. increased by approximately $434,000 for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002. However, the undistributed loss from equity investees increased by more than $1,060,000 for the same period. That coupled with the increase in selling general administrative expenses resulted in the loss from continuing operations.


AUTOMOTIVE PARTS DISTRIBUTION - Because of the assignment of the note on the disposition of the Southeast Automotive Parts Distribution subsidiary, all financial information is disclosed as discontinued operations. A $97,564 gain on the disposal of subsidiary (net of income tax) was recorded in the second quarter 2003.

HOUSEHOLD AND TOOL PRODUCTS - C-6 incurred a net loss of $5,277 in the second quarter of 2003, compared to a net loss of $6,188 in the second quarter of 2002.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $772,154 in the second quarter of 2003, a 129% increase from the comparable 2002 quarter's income of $337,797. This represents annualized returns of 132% and 61%, respectively, on Consulier's average investment during each quarter.

INVESTMENT IN BIOSAFE - Equity in the loss of BioSafe was $43,374 in the second quarter of 2003, compared to 2002 quarter's income of $9,000. This represents the Company's 40% interest in BioSafe's net loss of approximately $108,000 in the second quarter of 2003, compared to income of $22,000 in the second quarter of 2002.

INVESTMENT IN ST, LLC - Equity in the loss of ST, LLC was $1,009,267, in the second quarter of 2003. The company did not own an interest in ST, LLC in the second quarter of 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, Consulier's cash totaled $2,076,321 as compared to $262,303 at December 31, 2002. Net cash used by operations was $564,025 for the second three months of 2003 compared to $724,522 of net cash used in the second three months of 2002. Net cash used by investing activities was primarily additional investment in ST, LLC of $1,585,000 offset by the distribution of $1,384,932 from AVM.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES


FUTURE OUTLOOK

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier's limited partnership investments. However, there is no guarantee that the annualized return of 132% in the second quarter of 2003 will be maintained.

The Company has developed a new formula for its Captain Cra-z Hand and All Purpose Soap and is expecting its first delivery of soap based on this formula from its new domestic manufacturer in the fourth quarter of 2003. Design changes to packaging to better serve the industrial as well as retail markets will be implemented and launched with the new formula.

The Company has formed a new wholly owned subsidiary, Consulier International, Inc. to market its Captain Cra-z Hand and All Purpose Soap, as well as its future products and to develop new retail and distribution outlets nationally and internationally. Specifics of Consulier International Inc.'s marketing plan have not been finalized. Clark T. Feezell, formerly Regional Manager for Ferguson Enterprise, Inc., a division of Wosleley, PLC (NYSE:WOS) will head Consulier International, Inc. which will start operations during the fourth quarter of 2003.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company's future investment has not been quantified at this time, it is expected that the investment will be between $5 million and $7 million. The exact amount will be based upon market acceptance of PCTS's Amelior products and the need for investment funds.

                         ITEM 3. CONTROLS AND PROCEDURES

Our management have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

     CONSULIER ENGINEERING, INC. AND SUBSIDIARIESPART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2003, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company. Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

          None

     (b)  CURRENT REPORTS ON FORM 8-K

          Effective June 11, 2003, the accounting firm of BDO Seidman, LLP, of West Palm Beach, Florida was dismissed as the Company's auditor. Effective June 11, 2003, Goldstein Lewin & Co. of Boca Raton, Florida was appointed and retained by the Company as its auditor.

     (c) 31.1 - Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

     (d) 31.2 - Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

     (e) 32.1 - Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     (f) 32.2 - Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

          The Company has attached Exhibits 31.1, 31.2, 32.1 and 32.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CONSULIER ENGINEERING, INC.

                                             (Registrant)




Date: November 15, 2003                By: /s/ Alan R Simon
                                           -------------------------------------
                                           ALAN R. SIMON, ESQ.
                                           Secretary and Treasurer (Principal
                                           Financial and Accounting Officer)



Date: November 15, 2003                By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           Chairman of the Board, President
                                           & Chief Executive Officer (Principal
                                           Executive Officer)