Form 10QSB
period 2003-09-30
CONSULIER ENGINEERING INC
filed 2003-11-20
CIK 846718

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-17756
                       --------

                           CONSULIER ENGINEERING, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                       59-2556878
--------------------------------                       -------------------
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

   As of November 15, 2003, there were 4,935,243 outstanding shares of common stock, par value $0.01 per share.

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                                      INDEX



                                                                                   Page
                                                                                   ----

PART-I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet at September 30, 2003 (Unaudited)       4

         Condensed Consolidated Statements of Income for the three months
            and nine months ended September 30, 2003 and 2002 (Unaudited)             5

         Condensed Consolidated Statements of Cash Flows for the nine months
            ended September 30, 2003 and 2002 (Unaudited)                             6

         Notes to the Unaudited Condensed Consolidated Financial Statements           7


Item 2.  Management's Discussion and Analysis or Plan of Operation                   14

Item 3.  Controls and Procedures                                                     17


PART-II.  OTHER INFORMATION


Item 1.  Legal Proceedings                                                           18

Item 2.  Changes in Securities                                                       18

Item 3.  Defaults Upon Senior Securities                                             18

Item 4.  Submission of Matters to a Vote of Security Holders                         18

Item 5.  Other Information                                                           18

Item 6.  Exhibits and Reports on Form 8-K                                            18

SIGNATURES                                                                           20

CERTIFICATIONS


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                    ASSETS
     CURRENT:
       Cash                                                    $ 1,583,886
       Receivables, net                                            106,063
       Income tax overpayment                                      631,686
       Receivable - related party                                  317,399
       Deferred income taxes                                        20,387
                                                               -----------

                           TOTAL CURRENT ASSETS                  2,659,421

     Property and equipment, net                                 1,078,487
     Limited partnership interests                               4,004,509
     Notes receivable - related parties                            652,648
     Deferred income taxes                                          53,434
                                                               -----------
                                                               $ 8,448,499
                                                               ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     CURRENT:
       Accounts payable and accruals                           $    45,936
       Bonus payable                                                50,000
                                                               -----------

                           TOTAL CURRENT LIABILITIES                95,936
       Bonds payable                                               335,575
                                                               -----------
                           TOTAL LIABILITIES                       431,511
                                                               -----------
STOCKHOLDERS' EQUITY
     Common stock $.01 par value:
       Authorized - 25,000,000 shares; issued
         - 5,198,298 shares                                         51,983
     Additional paid-in capital                                  3,124,253
     Retained earnings                                           5,456,194
     Treasury stock at cost - 263,055 shares                      (528,161)
     Accumulated other comprehensive loss                          (10,741)
     Notes receivable for common stock                             (76,540)
                                                               -----------
                           TOTAL STOCKHOLDERS' EQUITY            8,016,988
                                                               -----------
                                                               $ 8,448,499
                                                               ===========



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)



                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                     September 30,
                                                                   ----------------------------      ----------------------------
                                                                      2003             2002             2003             2002
                                                                   -----------      -----------      -----------      -----------
REVENUE:
   Net sales                                                       $   100,281      $    11,700      $   149,114      $    33,636
                                                                   -----------      -----------      -----------      -----------
OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                                   22,759              653           22,759            3,985
   Selling, general and administrative                                 208,215           13,891          518,540          241,124
                                                                   -----------      -----------      -----------      -----------
                  TOTAL OPERATING COSTS AND EXPENSES                   230,974           14,544          541,299          245,109
                                                                   -----------      -----------      -----------      -----------
                    OPERATING LOSS                                    (130,693)          (2,844)        (392,185)        (211,473)
                                                                   -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
   Investment income                                                 1,196,500          671,517        2,581,432        1,323,722
   Interest and other income                                            45,937            2,587           68,026           25,915
   Interest expense                                                     (9,254)          (5,368)         (27,586)         (17,716)
   Undistributed income (loss) of equity investees                  (1,728,992)         216,212       (2,861,185)         335,488
   Other income                                                            -0-            9,686              -0-           43,707
                                                                   -----------      -----------      -----------      -----------
                  TOTAL OTHER INCOME (LOSS)                           (495,809)         894,634         (239,313)       1,711,116
                                                                   -----------      -----------      -----------      -----------
   Income (loss) from continuing operations before
     Income taxes                                                     (626,502)         891,790         (631,498)       1,499,643

   Income tax (provision) benefit                                      105,619         (343,790)          59,980         (564,320)
                                                                   -----------      -----------      -----------      -----------

   Income (loss) from continuing operations                           (520,883)         548,000         (571,518)         935,323
                                                                   -----------      -----------      -----------      -----------
DISCONTINUED OPERATIONS:
   Income from operations of discontinued
     Subsidiary                                                            -0-           34,269           15,420          176,136
   Less income taxes                                                       -0-           14,810            4,905           66,280
                                                                   -----------      -----------      -----------      -----------
                                                                           -0-          19,459           10,515          109,856
                                                                   -----------      -----------      -----------      -----------

   Gain on disposal of subsidiary                                          -0-              -0-          342,782              -0-
   Less income taxes                                                       -0-              -0-          245,218              -0-
                                                                   -----------      -----------      -----------      -----------
                                                                           -0-              -0-           97,564              -0-
                                                                   -----------      -----------      -----------      -----------
                    NET INCOME (LOSS)                              $  (520,883)     $   567,459      $  (463,439)     $ 1,045,179
                                                                   ===========      ===========      ===========      ===========
NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Continuing operations                                              $      (.11)     $       .11      $      (.12)     $       .19
Discontinued operations                                                    .00              .00              .02              .02
                                                                   -----------      -----------      -----------      -----------
                                                                   $      (.11)     $       .11      $      (.10)     $       .21
                                                                   ===========      ===========      ===========      ===========



                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                           Nine Months Ended September 30,
                                                                          ---------------------------------
                                                                             2003                    2002
                                                                          -----------           -----------
OPERATING ACTIVITIES:
   Net income (loss)                                                      $  (463,439)          $ 1,045,179
   Adjustments to reconcile net income to net cash used in
     operations:
     Gain on disposal of subsidiary                                           (97,564)                  -0-
     Depreciation                                                              19,178                11,610
     Amortization                                                              11,655                11,655
     Provision for doubtful accounts                                           48,101                   -0-
     Undistributed (income) loss of equity investee                         2,861,185              (335,488)
     Investment income - related party                                     (2,581,432)           (1,323,722)
     Deferred income taxes                                                    175,921                   -0-
     Cash provided from discontinued operations                               224,214                87,975
   Change in operating assets and liabilities:
     Decrease (increase) in receivables and other current assets                7,522               (75,805)
     (Increase) in income tax overpayment                                    (876,907)                  -0-
     Decrease (increase) in inventories                                        30,512               (19,851)
     Increase (decrease) in accounts payable and accruals                      12,514               (19,377)
     (Decrease) in income tax payable                                         (26,312)             (505,364)
                                                                          -----------           -----------

NET CASH USED IN OPERATIONS                                                  (654,852)           (1,123,188)

INVESTING ACTIVITIES:
   Distributions from partnerships                                          2,430,885             1,129,603
   Contributions to partnership interest                                   (2,827,000)                  -0-
   Purchase of fixed assets                                                   (13,519)                  -0-
   Net proceeds (payments) from/to related parties                          2,386,069               543,750
                                                                          -----------           -----------

NET CASH PROVIDED BY INVESTING
   ACTIVITIES                                                               1,976,435             1,673,353
                                                                          -----------           -----------

INCREASE IN CASH                                                            1,321,583               550,165
CASH, BEGINNING OF PERIOD                                                     262,303               150,032
                                                                          -----------           -----------
CASH, END OF PERIOD                                                       $ 1,583,886           $   700,197
                                                                          ===========           ===========







                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 1. BASIS OF PRESENTATION

Interim Financial Data

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of September 30, 2003 and the results of their operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations and cash flows for the periods are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

Reclassifications

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported condensed consolidated financial statements in order to conform to the financial statement presentation of the current period.

Basis of Consolidation

The condensed consolidated financial statements include CONSULIER ENGINEERING, INC. (the "Company" or "Consulier"), and its wholly-owned subsidiaries, CONSULIER INTERNATIONAL, INC., ("CII") and C-6 PRODUCTS, INC., ("C-6"), as well as SOUTHEAST AUTOMOTIVE ACQUISITION CORP. ("Southeast") (Note 2). All intercompany balances and transactions between the Company and its wholly-owned subsidiaries have been eliminated.

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

Income Taxes

The income tax provision differs from the expected Federal statutory rates due primarily to the reversal of deferred tax assets related to the divestiture of Southeast (Note 2).

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 2. DISCONTINUED OPERATIONS

As of December 31, 2002, the Company sold 70% of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company's common stock, and a promissory note (the "Note") of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003.

On June 29, 2003, the Company transferred its remaining 30% ownership of the common stock of Southeast to the former executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the 70% of common stock of Southeast and their agreement to amend the note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the note were unchanged. On June 30, 2003, the Company sold and assigned the note to the majority stockholder of Consulier, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the note.

As the note was sold and assigned from the Company, the Company is no longer considered to be the primary beneficiary. As such, Southeast is considered to be divested as of the assignment date, June 30, 2003, and as a result the Company recorded the operations and disposal of Southeast as discontinued operations.

Following is summarized unaudited financial information for the discontinued operations during the three and nine months ended September 30, 2003 and 2002:


                                                      2003                               2002
                                           ---------------------------      -----------------------------
                                           Three Months    Nine Months      Three Months      Nine Months
                                              Ended          Ended              Ended           Ended
                                           September 30   September 30      September 30     September 30
                                           ------------   -----------       ------------      -----------
Net Sales - Southeast Automotive               $ -0-      $ 1,021,644       $   698,999       $ 2,167,462
                                               =====      ===========       ===========       ===========

Income From Discontinued Operations
     Before Income Taxes                       $ -0-      $    15,420       $    34,269       $   176,136

Income Tax Provision                            (-0-)          (4,905)          (14,810)          (66,280)
                                               -----      -----------       -----------       -----------

Net Income From Discontinued Operations        $ -0-      $    10,515       $    19,459       $   109,856
                                               =====      ===========       ===========       ===========


Net Income Per Share - Basic and Diluted       $ .00      $       .00       $       .00       $       .02
                                               =====      ===========       ===========       ===========



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 3. PARTNERSHIP AND LLC INTERESTS

The Company's interests consist of Consulier's investments in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC, which are accounted for using the equity method.

AVM, L.P.

Consulier owns approximately 8.5% of AVM's capital as of September 30, 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8.5% of AVM's earnings during the three-month and nine-month periods ended September 30, 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account. Following is a summary of the results of operations of AVM and the income allocated to the Company:


                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,
                                                    (in thousands)               (in thousands)
                                               ----------------------        ----------------------
                                                     (Unaudited)                  (Unaudited)
                                                 2003          2002           2003           2002
                                               -------        -------        -------        -------
          Revenue                              $29,680        $21,096        $66,677        $47,375
          Costs and expenses                    15,590         12,970         36,367         31,871
                                               -------        -------        -------        -------

          Net income                           $14,090        $ 8,126        $30,310        $15,504
                                               =======        =======        =======        =======

          Consulier's share of earnings        $ 1,197        $   672        $ 2,581        $ 1,324
                                               =======        =======        =======        =======



BIOSAFE SYSTEMS, LLC

The Company owns a 40% interest in BioSafe Systems, LLC. Bio Safe Systems, LLC's total assets (unaudited) at September 30, 2003 were approximately $1,948,147. Following is a summary of the results of operations of BioSafe Systems, LLC and the income allocated to the Company:

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                                  (in thousands)               (in thousands)
                                               --------------------        --------------------
                                                     (Unaudited)                (Unaudited)
                                                 2003         2002          2003          2002
                                               -------       ------        ------        ------
          Revenue                              $2,064        $1,643        $4,508        $3,703
          Costs and expenses                    1,568         1,109         3,916         2,870
                                               ------        ------        ------        ------

          Net income                           $  496        $  534        $  592        $  833
                                               ======        ======        ======        ======

          Consulier's share of earnings        $  198        $  216        $  240        $  335
                                               ======        ======        ======        ======


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 3. PARTNERSHIP AND LLC INTERESTS (CONTINUED)

SYSTEMS TECHNOLOGIES, LLC

During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (ST, LLC). During the nine months ended September 30, 2003, the Company made additional contributions of $2,827,000 to increase its investment in ST, LLC. As of September 30, 2003, the Company's interest in ST, LLC totaled 41%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC's primary asset is its approximate 75% (at September 30, 2003) investment in PCTS. The original agreement provides that the losses from ST, LLC are allocated to ST, LLC's principal members. Effective April 1, 2003, the agreement was amended and stipulates that the Company receives allocated losses to the extent that the Company has made capital contributions during the current year or since inception. Consequently, the loss allocated to the Company is greater than 41%. The Company's principal shareholder owns approximately 44% of ST, LLC, and together with the Company's 41%, the ownership aggregates 85%. The Company can require the Company's principal shareholder to purchase its interest in ST, LLC for cash equal to the Company's capital account balance in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC's projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of the results of operations of ST, LLC and the losses allocated to the Company:


                                               Three Months Ended            Nine Months Ended
                                                  September 30,                September 30,
                                                 (in thousands)               (in thousands)
                                             ---------------------           -----------------
                                                  (Unaudited)                    (Unaudited)
                                               2003          2002             2003        2002
                                             -------         -----           -------     -----
          Revenue                            $    94         $ N/A           $   277     $ N/A
          Costs and expenses                   2,021           N/A             3,378       N/A
                                             -------         -----           -------     -----

          Net loss                           $(1,927)          N/A           $(3,101)      N/A
                                             =======         =====           =======     =====

          Consulier's share of loss          $(1,927)          N/A           $(3,101)      N/A
                                             =======         =====           =======     =====


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002 were as follows:


                                                                Three Months Ended                     Nine Months Ended
                                                                  September  30,                         September  30,
                                                         -------------------------------        -------------------------------
                                                             2003               2002               2003                2002
                                                         ------------        -----------        -----------         -----------
BASIC EARNINGS PER SHARE COMPUTATION:

   NUMERATOR:
     Income (loss) from continuing operations            $   (520,883)       $   548,000        $  (571,518)        $   935,323

     Discontinued operations,
       net of income taxes                                        -0-             19,459            108,079             109,856
                                                         ------------        -----------        -----------         -----------

     Net Income (Loss)                                   $   (520,883)       $   567,459        $  (463,439)        $ 1,045,179
                                                         ============        ===========        ===========         ===========

   DENOMINATOR:
     Average number of common shares outstanding            4,935,243          4,951,150          4,935,243           4,951,150
                                                         ============        ===========        ===========         ===========


DILUTED EARNINGS PER SHARE COMPUTATION:

   NUMERATOR:

     Income (Loss)  from continuing operations           $   (520,883)       $   548,000        $  (571,518)        $   935,323

     Discontinued operations, net of income taxes                 -0-             19,459            108,079             109,856
                                                         ------------        -----------        -----------         -----------

     Net Income (Loss)                                   $   (520,883)       $   567,459        $  (463,439)        $ 1,045,179
                                                         ============        ===========        ===========         ===========

   DENOMINATOR:

     Average number of common shares outstanding            4,935,243          4,951,150          4,935,243           4,951,150

     Incremental shares for assumed exercise
       of securities                                           18,584             11,124             16,999              11,124
                                                         ------------        -----------        -----------         -----------

     Total shares                                           4,953,827          4,962,274          4,952,242           4,962,274
                                                         ============        ===========        ===========         ===========


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 5. SEGMENT INFORMATION

The Company's continuing operations are currently comprised of three segments; manufacturing, investing and corporate activities. These operating units are managed from the Company's Riviera Beach facility. As discussed in Note 2, Discontinued Operations, the Company sold its automotive part distribution as of June 30, 2003.

Detailed below are the results of operations by segment and the discontinued operations for the three and nine months ended September 30, 2003 and 2002.


Three Months Ended September 30, 2003



                                    Manufacturing      Investing         Corporate       Discontinued
                                      Activities       Activities        Activities       Operations          Total
                                    -------------     ------------      -----------      ------------      -----------
Revenue                              $   100,281      $       -0-       $      -0-        $      -0-       $   100,281

Operating Income (Loss)                   30,331                          (161,024)                           (130,693)

Other Income (Loss)                           --         (486,555)          (9,254)                           (495,809)

Income (Loss) From
     Continuing Operations                24,869         (305,939)        (239,813)                           (520,883)

Income (Loss) From
     Discontinued Operations                                                                     -0-               -0-

Assets                               $ 1,184,550      $ 6,241,043       $ 1,022,906                        $ 8,448,499




Three Months Ended September 30, 2002




                                    Manufacturing      Investing         Corporate       Discontinued
                                      Activities       Activities        Activities       Operations          Total
                                    -------------     ------------      -----------      ------------      -----------
Revenue                             $    11,700      $       -0-         $     -0-         $    -0-       $    11,700

Operating Income (Loss)                 (30,188)                            27,344                             (2,844)

Other Income (Loss)                                      900,002            (5,368)                           894,634

Income (Loss) From
     Continuing Operations              (18,550)         553,046            13,504                            548,000

Income (Loss) From
     Discontinued Operations                                                                 19,459            19,459

Assets                              $ 1,213,964      $ 8,252,505         $ 177,603                        $ 9,644,072



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
             NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                       STATEMENTS AS OF SEPTEMBER 30, 2003


NOTE 5. SEGMENT INFORMATION (CONTINUED)


Nine Months Ended September 30, 2003




                                    Manufacturing      Investing         Corporate       Discontinued
                                      Activities       Activities        Activities       Operations          Total
                                    -------------     ------------      -----------      ------------      -----------
Revenue                             $   149,114      $       -0-         $     -0-         $    -0-       $   149,114

Operating Income (Loss)                 (25,960)                          (366,225)                          (392,185)

Other Income (Loss)                                     (239,313)                                            (239,313)

Income (Loss) From
     Continuing Operations              (25,960)        (125,893)         (419,665)                          (571,518)

Income (Loss) From
     Discontinued Operations                                                                108,079           108,079

Assets                              $ 1,184,550      $ 6,241,043       $ 1,022,906                        $ 8,448,499





Nine Months Ended September 30, 2002




                                    Manufacturing      Investing         Corporate       Discontinued
                                      Activities       Activities        Activities       Operations          Total
                                    -------------     ------------      -----------      ------------      -----------
Revenue                             $    33,636      $       -0-         $     -0-         $    -0-       $    33,636


Operating Income (Loss)                 (67,772)                          (143,701)                          (211,473)

Other Income (Loss)                                    1,711,116                                            1,711,116

Income (Loss) From
     Continuing Operations              (67,772)       1,146,796          (143,701)                           935,323

Income (Loss) From
     Discontinued Operations                                                                109,856           109,856

Assets                              $ 1,213,964      $ 8,252,505         $ 177,603                        $ 9,644,072



                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


RESULTS OF OPERATIONS

THE FOLLOWING COMPARES THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002:

During the quarter ended September 30, 2003, sales increased $88,581 from the comparable amounts recorded during the quarter ended September 30, 2002. Operating loss from continuing operations for the third quarter of 2003 was $130,693, or $.03 per share, compared to a loss of $2,844, or $.00 per share, for the third quarter of 2002 from continuing operations.

During the nine months ended September 30, 2003, sales increased $115,478 from the comparable amounts recorded during the quarter ended September 30, 2002. Operating loss from continuing operations for the nine months ended September 30, 2003 was $392,185, or $.08 per share, compared to a loss of $211,473, or $.04 per share, for the nine months ended September 30, 2002 from continuing operations.

Increase in operating expenses was due to the an increase in sales and marketing effort of bringing the new soap formula to market.

Investment income from AVM Limited, Inc. increased by approximately $525,000. However, the allocated loss from equity investees increased by more than $1,945,000. That coupled with the increase in selling general administrative expenses resulted in the loss from continuing operations.


AUTOMOTIVE PARTS DISTRIBUTION - Because of the assignment of the note on the disposition of the Southeast Automotive Parts Distribution subsidiary, all financial information is disclosed as discontinued operations. A $97,564 gain on the disposal of subsidiary (net of income tax) was recorded in the second quarter of 2003.

HOUSEHOLD AND TOOL PRODUCTS - C-6 incurred a net loss of $10,021 in the three months ended September 30, 2003 consisting mostly of storage costs, compared to a net loss of $12,000 in the three months of 2002.

C-6 had net income of $2,700 for the nine months ended September 30, 2003 compared to a net loss of $18,575 for the nine months ended September 30, 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $1,196,500 in the third quarter of 2003, a 78% increase from the comparable 2002 quarter's income of $671,517. This represents annualized returns of 258% and 33%, respectively, on Consulier's average investment during each quarter.

Investment income from Consulier's AVM limited partnership interest was $2,581,432 for the nine months ended September 30, 2003, a 95% increase from the comparable 2002 income of $1,323,722 for the nine months ended September 30, 2002. This represents annualized returns of 186% and 95%, respectively, on Consulier's average investment during each nine months.

INVESTMENT IN BIOSAFE - Equity in the income of BioSafe was $198,270 in the third quarter of 2003, compared to 2002 quarter's income of $216,212. This represents the Company's 40% interest in BioSafe's net income of approximately $496,000 in the third quarter of 2003, compared to income of $534,000 in the third quarter of 2002.

Equity in the income of BioSafe was $240,649 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 income of $335,634.

INVESTMENT IN ST, LLC - Equity in the loss of ST, LLC was $1,927,262 in the third quarter of 2003. The company did not own an interest in ST, LLC in the third quarter of 2002.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, Consulier's cash totaled $1,583,886 as compared to $262,303 at December 31, 2002. Net cash provided by operations was $411,107 for the three months ended September 30, 2003 compared to $176,488 of net cash used in the three months ended September 30, 2002. Net cash used by investing activities was primarily due to additional investment in ST, LLC of $1,242,000 offset by the distribution of $1,196,500 from AVM during the three months ended September 30, 2003.

Net cash used by operations was $654,852 for the nine months ended September 30, 2003 compared to $1,123,188 used in the nine months ended September 30, 2002. Net cash provided by investing activities for the nine months ended September 30, 2003 was primarily the distribution of $2,430,885 from AVM, and the sale of the discontinued operations in the amount of $1,762,575, offset by additional investment in ST, LLC of $2,827,000.

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

The Company has a $2,000,000 line of credit from a bank available, which has not been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as the sales increase within that limited liability company.

FUTURE OUTLOOK

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2003 on Consulier's limited partnership investments. However, there is no guarantee that the annualized return of 258% in the third quarter of 2003 will be maintained.

The Company has developed a new formula for its Captain Cra-z Hand and All Purpose Soap and is expecting its first delivery of soap based on this formula from its new domestic manufacturer in the fourth quarter of 2003. Design changes to packaging to better serve the industrial as well as retail markets will be implemented and launched with the new formula.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2003, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company. Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2. CHANGES IN SECURITIES

During the third quarter of 2003, there were no changes in the instruments defining the rights of the holders of any class of registered securities, nor were the rights evidenced by any class of registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the third quarter of 2003, there have been no material defaults in the payment of principal, interest, or any other material default with respect to any indebtedness, nor has there been any arrearage in the payment of dividends of any class of stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter of 2003, the Company did not submit any matters to a vote of security holders.

ITEM 5. OTHER INFORMATION

The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

          None

     (b)  CURRENT REPORTS ON FORM 8-K None

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


                                       CONSULIER ENGINEERING, INC.

                                             (Registrant)




Date: November 19, 2003                By: /s/ Alan R Simon
                                           -------------------------------------
                                           ALAN R. SIMON, ESQ.
                                           Secretary and Treasurer (Principal
                                           Financial and Accounting Officer)



Date: November 19, 2003                By: /s/ Warren B. Mosler
                                           -------------------------------------
                                           WARREN B. MOSLER
                                           Chairman of the Board, President
                                           & Chief Executive Officer (Principal
                                           Executive Officer)