Form 10KSB
period 2003-12-31
CONSULIER ENGINEERING INC
filed 2004-04-15
CIK 846718

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-17756

CONSULIER ENGINEERING, INC.

(Name of small business issuer in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

2391 Old Dixie Highway Riviera Beach, FL	33404-5456

(Address of principal executive offices)	(Zip Code)

(561) 842-2492

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock and Redeemable Warrants

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Issuer’s revenues for the fiscal year ended December 31, 2003 totaled $193,966.

As of March 28, 2004, there were 4,942,414 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 12, 2004 based on the average bid and asked price on such date was $2,032,621.

CONSULIER ENGINEERING, INC.

2003 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

In June 1985, Consulier Engineering, Inc. (“Consulier” or the “Company”) was incorporated in Florida. Its principal businesses are the development and sale of household and tool products, and corporate and investment activities. In 2002 and 2003, the Company was also in the distribution of automobile parts in the automotive after market. Consulier conducted its automobile parts distribution business through a wholly owned subsidiary, Southeast Automotive Acquisition Corporation (Southeast), which is based in Miami, Florida. Effective December 31, 2002, Consulier sold 70% of its interest in Southeast to Southeast’s executive officers. In the 2nd Quarter of 2003, the Company sold its remaining interest in Southeast to Southeast’s executive officers. Consulier’s corporate office is located in Riviera Beach, Florida.

DESCRIPTION OF BUSINESS SEGMENTS

(1) INVESTMENTS SEGMENT

INVESTMENT IN AVM, L.P.

Consulier owns a 10% equity interest in AVM, L.P. (“AVM”), a broker/dealer in U.S. Government securities formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 59 people in addition to the four members of its general partner. Warren B. Mosler (“Mosler”), Consulier’s Chairman and majority shareholder is one of the founders of AVM and is a member of the general partner of AVM.

As of December 31, 2003 and 2002, Consulier’s limited partnership interest represented approximately 10% of AVM’s total partnership capital. Allocation of the partnership’s income to its partners varies based on amounts of appreciation of the partnership’s assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately           8-1/2% of AVM’s earnings in 2003 and 2002.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier’s capital.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% equity interest in BioSafe Systems, LLC. (“BioSafe”), a Connecticut limited liability corporation. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on BioSafe’s Board of Managers. BioSafe had revenues of approximately $5,826,000 and $4,673,000 for fiscal 2003 and fiscal 2002, respectively. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Slower progress has been experienced with respect to introducing such products to the golf course industry.

Systems Technologies, LLC

During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC (“ST, LLC”), a Nevada limited liability company. During the year ended December 31, 2003, the Company made additional contributions of $4,057,005 to increase its investment in ST, LLC. As of December 31, 2003, the Company’s interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (PCTS). ST, LLC’s primary asset is its approximate 75% (at December 31, 2003) investment in PCTS. The original ST, LLC agreement provided that the losses from ST, LLC be allocated to ST, LLC’s principal members. Effective April 1, 2003, the agreement was amended and stipulates that the Company receives allocated losses to the extent that the Company has made capital contributions during the current year or since inception. Consequently, the loss allocated to the Company is greater than 34%. The Company’s principal shareholder owns approximately 51% of ST, LLC, and together with the Company’s 34%, the ownership aggregates 85%. The Company can require the Company’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Company’s total capital contributions in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC’s (primarily PCTS’) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of the results of operations of PCTS and the losses allocated to the Company:

	(In thousands)
	2003	2002
Revenue	$387	$259
Costs and expenses	4,953	3,409

Net loss	$(4,566)	$(3,150)

Consulier’s share of loss	$(4,566)	$(66)

PCTS markets the Amelior™ patient care systems which are data based integrated emergency room information systems. PCTS has considered 2002 as a “proof of concept” year when their Amelior™ system was tested in real, high volume emergency department environments. During 2003 PCTS focused on marketing and selling its Amelior™ systems, greatly expanded and upgraded their sales force and by year end had fully operational installations in 3 facilities which can serve approximately 229,000 patients annually.

(2) CORPORATE SEGMENT

GENERAL

Consulier’s Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Wholly owned subsidiaries include Consulier International, Inc. and C-6 Products, Inc.

(3) HOUSEHOLD AND TOOL PRODUCTS

In April 1997, C-6 Products, Inc. purchased six patents for tool and ladder related products. The patents are for work platform and tool holding attachments to ladders. Initial development was launched in April 1997 of a product that attached to a standard stepladder, converting it into a handy work platform for standard household chores, which is the present day Tool Topper™ Workstation and related accessories. The design and development was completed in 1998. On June 30, 2000, Tool Topper™ inventory and tooling were written down based on the unit’s failure to meet expected sales and income goals.

During the third Quarter of 2003, Consulier International, Inc. took over the marketing of Tool Topper™ products. During the fourth Quarter of 2003, the Company was successful in selling substantially all of its Tool Topper™ inventory to an independent marketing company who resold the Tool Topper™’s on QVC. The Company is in negotiations concerning possible licensing of its Tool Topper™ patents and molds.

During the third Quarter of 2003 Consulier International, Inc. began implementing marketing plans for Captain Cra-Z Hand and All Purpose Cleaner to retail and distribution outlets, locally, nationally and internationally.

(4) AUTOMOTIVE PARTS DISTRIBUTION (DISCONTINUED OPERATIONS)

BACKGROUND

Southeast Automotive Acquisition Corporation (a former subsidiary) (“Southeast”) is located in Miami, Florida. It is engaged in research, development and distribution to the automotive wholesale market. It celebrated its 21st year of existence in the automotive transmission industry, as a significant contributor of OEM Quality Aftermarket Products, distributing automotive flywheels, flex plates, transmission and engine mounts, torque struts, nylon gears, plastic components, grommets, cables and repair kits.

DIVESTITURE

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for the return of 45,000 shares of the Company’s common stock, and a promissory note of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bore interest at 6% and was payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033.

On June 29,2003, the Company transferred its remaining thirty percent of the common stock of Southeast to executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the original promissory note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20, 2003, with a balloon payment of $206,915.90 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003 the Company sold and assigned the Note to the Company’s majority shareholder, together with its security interest for the consideration of $1,762,574.74, the then current unpaid principal balance and accrued interest due on the Note which was received by the Company in collected funds on June 30, 2003.

ITEM 2. DESCRIPTION OF PROPERTY

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida, occupying approximately 500 square feet of office space in a building owned by Warren Mosler, the Company’s major shareholder.

Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, its former subsidiary, for a five (5) year term which commenced on July 1, 2002 with a initial base rent of $10,000 per month; the lease contains provisions for annual CPI rental increases and two (2) options to renew for additional terms of five (5) years each.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.

As of December 31, 2003, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings (prior to 2000 in a previous line of business), which were being contemplated except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company which was filed on May 16, 2003. Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of five directors and the approval of independent auditors were submitted to a vote of shareholders at the Company’s Annual Meeting held February 5, 2003. Warren B. Mosler, Alan R. Simon, Charles E. Spaeth, Burck E. Grosse and Skender Fani were elected upon receipt of the following votes: for 4,933,530, against 100, and 0 shares abstaining. BDO Seidman, LLP was approved as independent auditors by a vote for of 4,933,530, against 100, and 0 shares abstaining.

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier’s common stock, as reported by NASDAQ.

Year Ended December 31, 2002	High	Low
First quarter	$2.25	$2.05
Second quarter	2.25	2.00
Third quarter	3.25	1.86
Fourth quarter	3.25	2.02

Year Ended December 31, 2003	High	Low
First quarter	$2.60	$2.05
Second quarter	3.00	2.20
Third quarter	2.65	2.20
Fourth quarter	3.00	2.00

As of March 18, 2004, there were approximately 339 record holders of Consulier’s common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier’s profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier’s common stock (Symbol: CSLR) is listed on the NASDAQ SmallCap Market and has been traded thereon since Consulier’s initial public offering in May 1989.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Management’s Discussion and Analysis and elsewhere in this Annual Report that state Consulier’s or management’s intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier’s planned capital expenditure requirements, cash and working capital requirements, Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in BioSafe, AVM and ST, LLC and the marketing of Consulier’s Tool Topper™ and Cra-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier’s patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of consolidated financial statements. Note 1 to the Company’s consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of Consulier’s consolidated financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

PARTNERSHIP AND LIMITED LIABILITY COMPANY INVESTMENTS

The Company’s Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method. Income or loss is allocated by the investee to Consulier based on the partnership and LLC agreements.

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers.

Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs incurred by the Company are classified as a selling expense.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS – During the twelve months ended December 31, 2003, sales increased $132,408, to $193,966, over the prior twelve months. Cost of goods sold increased $12,253, to $18,618, from the comparable amounts recorded during the twelve months ended December 31, 2002. Gross profit for the twelve months ended December 31, 2003 increased $120,155 over the year ended December 31, 2002, primarily due to the sale, during 2003, of previously written off inventory of Tool Topper™ and Cra-Z Soap (prior formula) of approximately $158,000. The increase in selling, general and administrative costs were as a result of an increase in marketing Cra-Z Hand and All Purpose Cleaner, increased accounting and auditing fees associated with the divestiture of Southeast Automotive and the recognition of bad debt expense. When these factors are combined they resulted in a $71,658 increase in operating loss, from $385,544 in 2002 to $457,202 in 2003.

Other income, consisting primarily of investment income, less net undistributed loss of equity investees reflects a total loss from other income (expense) of $1,130,701 in 2003, compared to total other income of $2,188,873 during 2002. The primary reason for the decrease in net income was due to the increase in loss allocated from the Company’s investment in ST, LLC (as discussed below) coupled with the following:

HOUSEHOLD AND TOOL PRODUCTS – During the third Quarter of 2003 Consulier International, Inc. began implementing marketing plans for the Captain Cra-Z Hand and All Purpose Cleaner to retail distribution outlets. During the fourth Quarter, the Company was successful in selling substantially all of its Tool Topper™ and Cra-Z Soap (prior formula) inventory to two independent marketing companies for approximately $158,000. This inventory had previously been written off in 2000. The Company is in negotiations concerning possibly licensing of its Tool Topper™ patents and molds.

INVESTMENT IN AVM — Investment income from Consulier’s AVM limited partnership interest was $3,095,475 in 2003, a 65% increase from 2002 income of $1,871,133. This represents annualized returns of 167% and 96% on Consulier’s average investment during the years ended December 31, 2003 and 2002, respectively.

INVESTMENT IN BIOSAFE — Equity in income of BioSafe was $265,148 in 2003, a 17% decrease over 2002 income of $321,207. This represents the Company’s 40% interest in BioSafe’s net income of approximately $663,000 in 2003, compared to $803,000 in 2002. The decrease in net income was mainly due to personnel additions, notably two new market segment managers, two marketing associates, and four company employed salesmen.

INVESTMENT IN ST, LLC – Equity in the loss of ST, LLC was $4,566,126 for 2003 and $66,330 in 2002. The increase in losses allocated to the Company was mainly due to the increase in marketing expenses and the amendment to the ST, LLC operating agreement which resulted in an increase in the Company’s allocation of loss.

OUTLOOK FOR 2004

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2004 on Consulier’s limited partnership investment. However, there is no guarantee that the returns of 167% and 96% in 2003 and 2002, respectively, will be maintained.

Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Cra-Z Hand and All Purpose Cleaner throughout 2004 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment will be between $5 million and $7 million. The exact amount will be based upon market acceptance of PCTS’s Amelior products and the need for investment funds. PCTS currently has contracts for 3 additional installations which are scheduled to be in place during and 2nd and 3rd quarters of 2004. The new installations which should serve approximately 152,000 patients would bring the estimated number of patients served to approximately 381,000 annually. During 2004 PCTS plans to expand its product scope to incorporate solutions for departments in addition to Emergency Room, such as Operating Room, ICU and Labor & Delivery. PCTS plans to implement their expansion plans in the acute care market through a wider product offering by developing strategic partnerships with vendors that offer unique technologies and augment their core emergency department information system.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, Consulier’s cash totaled $1,002,613 as compared to $262,303 at December 31, 2002, an increase of $740,310. Net cash used in operations was $840,873 in 2003, compared to net cash used of $1,460,200 in 2002. Net cash used by operations decreased mainly due to an increase in an estimated receivable for an overpayment of estimated income taxes offset by changes in undistributed income (losses) and investment income from equity investees.

Net cash provided by investing activities was $1,563,394 in 2003, compared to net cash provided in investing activities of $1,508,466 in 2002. The net increase is the result of the distribution of investment income from AVM, $3,095,475, net proceeds from related party receivables/payables, $2,480,330 and the sale of a marketable security, $66,783. These amounts are offset by additional contributions made in the continued investment in ST, LLC, $4,057,005, and property and equipment acquisitions, $4,400.

The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends in the short-term almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $3,600,000, at which time the goal is for ST, LLC to be at the break-even point for its operations.

Marketing expenditures for the Cra-Z soap should approximate $200,000 in 2004.

During 2001 through July 2002, a significant portion of the Company’s excess cash funds was advanced to Mr. Warren Mosler under demand receivables. During 2002, approximately $735,000 of these advances were repaid. In 2003, approximately $180,000 was repaid.

Below is a chart setting forth the Company’s contractual cash payment obligations, which have been aggregated to facilitate a basic understanding of the Company’s liquidity as of December 31, 2003:

Contractual		Less Than
Obligations	Total	1 Year
Bonds Payable	$355,000	$355,000

Total Contractual Cash Obligations	$355,000	$355,000

The Company does not trade derivative instruments. The Company is invested in AVM, which enters various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier’s operations to be material. The operating segments of its businesses had inventories of approximately $87,100 as of December 31, 2003. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation. Interest rates on bond indebtedness are fixed and, therefore, are not impacted by inflationary rate increases, while rates on notes payable and notes receivable are floating and should move with inflation.

ITEM 7. FINANCIAL STATEMENTS

See table of contents to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN CERTIFYING ACCOUNTANTS

Effective June 11, 2003, the accounting firm of BDO Seidman, LLP of West Palm Beach, Florida was dismissed as Consulier’s auditor. Effective June 11, 2003, Goldstein Lewin & Co. of Boca Raton, Florida was appointed and retained by the Company as its auditor.

On June 13, 2003, the Company filed a Form 8-K per Regulation S-K, Item 304 (a) (I) and submitted the following:

     (a) (i) the former accountant was dismissed.

     (ii) the accountant’s report on the consolidated financial statements for the past two years contained no adverse opinions or disclaimers of opinions, nor was it modified as to uncertainty, audit scope, or accounting principles.

     (iii) the change of accountant was not recommended by anyone but precipitated by the Board of Directors and the Company’s Audit Committee’s desire to engage new accountants. The Board of Directors, Chairman of the Audit Committee and the outside Director members of the Audit Committee recommended and approved the accountant change.

     (iv) (A) during the registrant’s two most recent fiscal years and the subsequent interim period through June 11, 2003, there were no disagreements, exceptions noted below, or “reportable events” with the former accountant as described in Item 304(a) (I) (iv) and (v) of Regulation S-K.

     As of March 31, 2003 there was a disagreement as to the propriety of consolidating the financial statements of a subsidiary that was partially sold effective December 31, 2002. The disagreement was ultimately resolved. Reference is made to Note 1 to the consolidated financial statements included in the Company’s Form 10-QSB for the quarter ended March 31, 2003 for a discussion of this matter.

     (b) no added disagreements, requests or events that could effect the financial statements were made by the accountant.

ITEM 8a. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the chief executive officer and the secretary/treasurer, carried out an evaluation of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive officer and the secretary/treasurer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the secretary/treasurer, that occurred during the Company’s fiscal fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Director			Positions and Offices Held and Principal Occupation or Other
Name	Age	Since	Employment during the Past Five Years
Warren B. Mosler	54	1985
Chairman of the Board, 1985 to present. President and Chief Executive Officer, June 1985 to May 1994. In February 1999, Mr. Mosler reassumed the positions of President and Chief Executive Officer. Principal in AVM, L.P., a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.	53	1985	General Counsel, Treasurer and Secretary since November 2001. 1982 to present, private practice of law in Palm Beach Gardens, Florida.

Charles E. Spaeth	80	1992
Chief Engineer 1992 to present. Project Engineer, Pratt & Whitney Aircraft, 1949 to 1990. Last position – responsible for directing product design support functions in areas of structural analytical methods, life prediction methods, mission definition and component design verification.

Burck E. Grosse	74	1992
1991 to present, President, BG Consulting Group, Inc. July 1987 to 1991, Senior Vice President, Lear Group, Inc., general contracting firm. 1948 to 1987, General Motors Corporation. Last position General Director, Technical Service; responsible for coordination of all technical service functions for GM car and truck division.

Dr. Skender Fani	64	1999
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

Warren B. Mosler, 54, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Alan R. Simon, 53, is a director, and has served as the Corporation’s General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and has relocated his practice to Palm Beach Gardens, Florida in 2001.

Clark T. Feezel, 44, has served as President and CEO of Consulier International since its inception in 2003 when it was founded as a wholly owned subsidiary of the Company. Previously, Mr. Feezel was a Regional Manager of Ferguson Enterprise, Inc. a division of Wosleley, PLC. for thirteen years.

Bernardo Davila, 52, served as President and CEO of Southeast Automotive Acquisition Corporation since 1991. In 1980 Mr. Davila founded Southeast Automotive Parts, Inc. of Dade which was purchased by Consulier in 1991. From 1971 to 1980 Mr. Davila was in management at Carfel, Inc., an importer of automotive parts. Effective January 1, 2003 Mr. Davila ceased being an executive officer of the Company due to the sale of 70% of Consulier’s interest in Southeast Automotive Acquisition Corporation.

Identification of Audit Committee

The Audit Committee of the Company is currently composed of three directors (Alan R. Simon, Burck E. Grosse and Skender Fani) and operates under a written charter adopted by the Board of Directors. The Company’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

The Company’s board of directors does not have an “audited committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v)  understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who quality as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

Code of Business Conduct and Ethics

The Company has not adopted a code of ethics that applies to its principle officers and persons performing similar functions.

In light of the fact that the Company’s Chief Executive Officer acts as the Company’s principal executive, the other officers and the relatively small number of persons employed by the Company, the Company did not previously adopt a formal written Code of Business Conduct and Ethics but is in the process of developing a comprehensive Code of Business Conduct and Ethics to cover all of its employees, which is expected to be completed during the second quarter of 2004.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier’s Chief Executive Officer for the last three years:

SUMMARY COMPENSATION TABLE

	Fiscal		All Other
Name and Principal Position	Year	Salary	Compensation
Warren B. Mosler,	2003	$75,000	$—
Chairman of the Board,	2002	$75,000	$—
President and CEO	2001	$75,000	$—

Bernardo Davila	2003	(1)	$—
President and CEO	2002	(1)	$—
Of Subsidiary	2001	(1)	$—

(1)	Total annual salary and bonus was less than $100,000.

Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION/SAR GRANTS IN LAST FISCAL YEAR NEED TO CONFIRM

There were no stock options/SARs granted to executive officers during 2003 requiring disclosure.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no stock options/SARs exercised during 2003 and no stock options/SARs outstanding at December 31, 2003.

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the Plan). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees’ savings contributions or provide more money, through discretionary contributions. During 2003 and 2002 there were no matching or discretionary contributions made by the Company to employees’ accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors’ meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of March 28, 2004:

		Amount and Nature	Percent of Class
	Name and Address	Of Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2003
Common	Warren B. Mosler	4,102,859	83%
Stock	5000 Estate Southgate Christainsted, USVI 00820

Common	Alan R. Simon	201,368 (1)	4.1%
Stock	3980 RCA Boulevard, Suite 8012 Palm Beach Gardens, FL 33420

Common	Burck E. Grosse	10,000	(2)
Stock	11 Huntly Circle Palm Beach Gardens, FL 33418

Common	Charles Spaeth	10,000	(2)
Stock	13 Paddock Circle Tequesta, FL 33469

	All directors and executive Officers as a group (6 people)	4,324,227	87.5%

(1)	Includes options to acquire 190,000 shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2)	Does not exceed one (1%) percent of the class.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Warren B. Mosler, Consulier’s Chairman of the Board, President and CEO.

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company’s common stock, and a promissory note of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bore interest at 6% and was payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033.

On June 29,2003, the Company transferred its remaining thirty percent of the common stock of Southeast to executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the original promissory note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20, 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003 the Company sold and assigned the Note to the Company’s majority shareholder, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the Note which was received by the Company in collected funds on June 30, 2003.

SALE OF AUTOMOBILE OPERATIONS

In consideration of the sale of Consulier’s automobile manufacturing business in 1990, Mosler Auto Care Center, Inc. (“MACC”) executed a promissory note for $750,000, which note was personally guaranteed by Mr. Mosler. This note, which has an interest rate of one month U.S. Dollar London Interbank Offering Rate (LIBOR), will mature on May 11, 2005. It had an unpaid balance of $430,559 at December 31, 2003.

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

The balance of principal and interest at December 31, 2003 and 2002 was $0 and $1,748,357, respectively.

Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, its former subsidiary for a five (5) year term which commenced July 1, 2002 with an initial base rent of $10,000 per month; the lease contains provisions for annual CPI rental increases and two (2) options to renew for additional terms of five (5) years each.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits – See index subsequent to Annual Report.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate audit fees billed by Goldstein Lewin & Co. for professional services rendered for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended June 30, 2003 and September 30, 2003 were $33,167.

The aggregate audit fees billed to Consulier by BDO Seidman LLP for professional services rendered for the audit of annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2002 and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 were $77,665, and $19,800 for the quarter ended March 31, 2003.

AUDITED-RELATED FEES

None.

TAX FEES

For the years ended December 31, 2003, and 2002, no fees were billed to Consulier by Goldstein Levin & Co. for tax services. For the year ended December 31, 2002, the aggregate fees billed to Consulier by BDO Seidman. were $750 for tax services.

ALL OTHER FEES

None.

AUDIT COMMITTEE POLICIES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such polices and procedures do not include delegation of the audit committee’s responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

CONSULIER ENGINEERING, INC.
Dated: April 14, 2004	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Warren B. Mosler Warren B. Mosler	Chairman of the Board of Directors, President and Chief Executive Officer	April 14, 2004

/s/ Alan R. Simon Alan R. Simon	Secretary, Treasurer	April 14, 2004

/s/ Charles E. Spaeth Charles E. Spaeth	Director	April 14, 2004

/s/ Burck E. Grosse Burck E. Grosse	Director	April 14, 2004

/s/ Skender Fani Skender Fani	Director	April 14, 2004

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
FORM 10-KSB ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida

We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldstein Lewin & Co.

March 18, 2004
Boca Raton, Florida

Report of Independent Certified Public Accountants

Board of Directors
Consulier Engineering, Inc.
Riviera Beach, Florida

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Consulier Engineering, Inc. (the “Company”) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility it to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Consulier Engineering, Inc. for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

West Palm Beach, Florida

April 4, 2003

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS
CURRENT
Cash and Cash Equivalents	$1,002,613
Receivables, Net	82,683
Due from Principal Shareholder	453,572
Income Tax Receivable	1,256,065
Inventories	87,100
Deferred Income Taxes	50,943

Total Current Assets	2,932,976

PROPERTY AND EQUIPMENT, NET	1,076,498
PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS	3,755,196
NOTE RECEIVABLE – RELATED PARTY	430,559
DEFERRED INCOME TAXES	83,431

$8,278,660

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bonds Payable	$339,460
Accounts Payable and Accrued Liabilities	95,991
Related Party Payable	141,108

Total Current Liabilities	576,559

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock, $.01 Par Value; Authorized 25,000,000 Shares; Issued 5,198,298 Shares	51,983
Additional Paid-in Capital	3,129,631
Retained Earnings	5,112,777

8,294,391

Less:
Treasury Stock at Cost – 255,884 Shares	(515,750)
Notes Receivable for Common Stock	(76,540)

Total Stockholders’ Equity	7,702,101

$8,278,660

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Revenue:
Net Sales	$193,966	$61,558

Operating Costs and Expenses:
Cost of Goods Sold	18,618	6,365
Selling, General and Administrative	632,550	440,737

Total Operating Costs and Expenses	651,168	447,102

Operating Loss	(457,202)	(385,544)

Other Income (Loss)/(Expense):
Investment Income – Related Parties	3,095,475	1,871,933
Interest Income – Related Parties	24,138	45,297
Interest Expense	(36,840)	(23,085)
Net Undistributed Income (Loss) of Equity Investees	(4,300,978)	254,877
Other Income	87,504	39,851

Total Other Income (Loss)	(1,130,701)	2,188,873

Income (Loss) from Continuing Operations Before Income Taxes	(1,587,903)	1,803,329
Income Tax (Provision) Benefit	672,966	(735,979)

Income (Loss) from Continuing Operations	(914,937)	1,067,350

Discontinued Operations:
Income From Operations of Discontinued Subsidiary	15,420	94,126
Less Income Taxes	(4,905)	(22,106)

	10,515	72,020

Gain on Disposal of Subsidiary	342,782	—
Less Income Taxes	(245,218)	—

	97,564	—

Net Income (Loss)	$(806,858)	$1,139,370

Earnings (Loss) Per Share – Basic and Diluted:
Continuing Operations	$(0.18)	$0.22
Discontinued Operations	0.02	0.01

Net Income (Loss)	$(0.16)	$0.23

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002

	Common Stock		Treasury Stock		Additional		Notes Receivable	Accumulated Other	Total
					Paid-in	Retained	for Common	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2001	5,198,298	$51,983	$247,148	$(468,363)	$3,110,700	$4,780,265	$(76,540)	$(26,888)	$7,371,157

Sale of Treasury Stock	—	—	(29,093)	50,452	13,553	—	—	—	64,005

Comprehensive Income:

Net Income	—	—	—	—	—	1,139,370	—	—	1,139,370

Change in Unrealized Loss on Marketable Security Net of Tax	—	—	—	—	—	—	—	(12,973)	(12,973)

Total Comprehensive Income	—	—	—	—	—	—	—	—	1,126,397

Balance, December 31, 2002	5,198,298	51,983	218,055	(417,911)	3,124,253	5,919,635	(76,540)	(39,861)	8,561,559

Sale of Treasury Stock	—	—	(7,171)	12,411	5,378	—	—	—	17,789

Acquisition of Treasury Stock	—	—	45,000	(110,250)	—	—	—	—	(110,250)

Comprehensive Income:

Net Loss	—	—	—	—	—	(806,858)	—	—	(806,858)

Reclassification Adjustment for Unrealized Loss on Marketable Security, Net of Tax, Included in Net Loss	—	—	—	—	—	—	—	39,861	39,861

Total Comprehensive Loss	—	—	—	—	—	—	—		(766,997)

Balance, December 31, 2003	5,198,298	$51,983	255,884	$(515,750)	$3,129,631	$5,112,777	$(76,540)	$—	$7,702,101

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
Operating Activities:
Net Income (Loss)	$(806,858)	$1,139,370
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Operations:
Gain on Sale of Discontinued Operations, Net of Tax	(97,564)	—
Gain on Sale of Marketable Security	(16,516)	—
Depreciation	25,557	18,490
Amortization of Bonds Discount	15,540	15,540
Undistributed (Income) Loss of Equity Investee	4,300,978	(254,877)
Investment Income – Related Party	(3,095,475)	(1,871,933)
Deferred Income Taxes	(60,508)	(40,417)
Cash Provided from Discontinued Operations	266,694	206,149
Provision for Doubtful Accounts	71,101	—
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Receivables	7,903	(29,852)
Decrease (Increase) in Income Tax Receivable	(1,381,396)	—
Decrease (Increase) in Inventories	(56,588)	(669)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	12,572	41,984
Increase (Decrease) in Income Taxes Payable	(26,313)	(683,985)

Net Cash (Used in) Operations	(840,873)	(1,460,200)

Investing Activities:
Distributions from Partnership Interest	3,095,475	2,084,014
Contributions to Partnership Interest	(4,057,005)	(1,425,000)
Proceeds from Sale of Equity Investment	66,783	—
Acquisition of Property and Equipment	(4,400)	(42,143)
Net Proceeds from Related Parties	2,462,541	891,595

Net Cash Provided by Investing Activities	1,563,394	1,508,466

Financing Activities:
Sale of Treasury Stock	17,789	64,005

Net Cash Provided by Financing Activities	17,789	64,005

Increase in Cash	740,310	112,271
Cash Beginning of Period	262,303	150,032

Cash, End of Period	$1,002,613	$262,303

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Taxes	$1,024,689	$1,488,000

Cash Paid for Interest	$21,300	$23,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repurchase of Treasury Stock in Connection with Discontinued Operations	$110,250	$—

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in three primary business lines: the distribution of Captain Cra-Z Soap, investment activities and other activities.

Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ and C-6 Products, Inc. (a subsidiary) distributed the Tool Topper™ products.

Consulier’s investment income and losses are derived from investments in limited liability companies and limited partnership interests (Note 6) in BioSafe Systems, LLC (“BioSafe”), Systems Technologies, LLC (“ST, LLC”) and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is a majority member of Patient Care Technology Systems LLC which develops and licenses data based integrated emergency room information systems.

Basis of Presentation

The consolidated financial statements include Consulier and its wholly-owned subsidiaries, Consulier International, Inc., C-6 Products, Inc. and Southeast Automotive Acquisition Corporation (“Southeast”) (Note 2) (collectively known as the “Company”). All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers’ financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories, which consist of Cra-Z Soap for resale, are stated at the lower of cost (determined on a first-in, first-out basis) or market. Management performs periodic assessments to determine the existence of obsolete, slow-moving and non-salable inventories and records necessary provisions to reduce such inventories to net realizable value.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives.

The cost of additions and betterments are capitalized, and repairs and maintenance costs are charged to operations in the period incurred. When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and the gain or loss, if any, is recognized.

Long-Lived Assets – Impairments and Disposals

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available.

Partnership and Limited Liability Companies Investments

The Company’s partnership and limited liability companies (“LLC”) investments, all of which are less than 50% interests, are accounted for using the equity method. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

Stock-Based Compensation

In previous years, the Company granted stock options to employees under stock option plans that are more fully described in Note 9. The Company accounted for those plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All options under such plans, granted in previous years, expired during 2001 and no new options were granted in 2003 and 2002. As such, there is no proforma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure.”

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Sales are recorded upon shipment of goods, when related risks and title passes to the customers and collectibility is reasonably assured. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. For years ended December 31, 2003 and 2002, shipping and handling expenses were not material. Historically, the Company’s warranty costs have been nominal as the Company’s suppliers bear the Company’s cost of warranty claims.

Advertising Costs

Advertising costs are expensed as incurred and amounted to $35,627 and $10,499 in 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Earnings (Loss) Per Common Share

Earnings (loss) per common share - basic is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share – diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents were not included in the calculation of diluted earnings (loss) per common share diluted for the year ended December 31, 2003, as their effect would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of the Company during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain (loss) in a marketable security investment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, income tax receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities. The carrying amount of investments approximate fair value based upon the recoverability of these assets. The carrying amount of the Company’s fixed rate bonds payable approximates fair value because they may be redeemed at face value by the Company.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to 2003 presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (revised in December 2003). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity of the equity investors if the entity does not have the characteristics of a controlling financial interest or does not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. For public entities that are small business issuers, FIN 46 (as revised) is effective for all new variable interest entities created or acquired no later than the end of the first reporting period that ends after December 15, 2004. The Company has not determined the effect the adoption of this standard will have on its consolidated financial position or results of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for the return of 45,000 shares of the Company’s common stock, and a promissory note (the “Note”) of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The Note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 2033. Southeast’s activities included primarily the sale of automobile parts in the automotive after-market.

On June 29, 2003, the Company transferred its remaining thirty percent of the common stock of Southeast to the former executive officers of Southeast in consideration of their agreement to amend the Note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 30, 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003, the Company sold and assigned the Note to the principal stockholder of Consulier, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the Note.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2:	DISCONTINUED OPERATIONS (CONTINUED)

Since the Note was sold and assigned, the Company is no longer considered to be the primary beneficiary. As such, Southeast is considered to be divested as of the assigned date of the Note, June 30, 2003, and as a result the Company reflected the operations and disposal of Southeast as discontinued operations recording an after tax gain on the disposal of subsidiary of $97,564.

Following is summarized financial information for the discontinued operations as of December 31, 2003 and 2002 and for the six months ended June 30, 2003 and the year ended December 31, 2002:

	2003	2002
Total Assets	$—	$2,045,029

Total Liabilities	$—	$2,164,136

Net Deficit	$—	$(119,107)

Net Sales – Southeast Automotive	$1,021,644	$2,642,624

Net Income Per Share – Basic and Diluted	$.00	$.01

NOTE 3:	CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2003, the Company had approximately $888,000 in these accounts.

The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.

Sales to three customers represented approximately 83% of consolidated revenue for the year ended December 31, 2003. There were no sales to any one customer which comprised more than 10% of consolidated revenue during the year ended December 31, 2002.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	RECEIVABLES

Receivables consist of the following as of December 31, 2003:

Trade receivables (a)	$85,293
Employee advances	20,390

105,683
Less allowance for doubtful accounts	(23,000)

$82,683

(a)	Approximately 98% of trade receivables as of December 31, 2003 is due from one customer. This customer accounted for approximately 51% of total revenue for 2003 (none for 2002).

NOTE 5:	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2003:

	Range of
	Useful
	Lives (Years)
Building and improvements	30	$830,463
Land	N/A	412,000
Machinery and equipment	5-7	242,692
Furniture and fixtures	5-7	41,782

		1,526,937
Less accumulated depreciation		(450,439)

		$1,076,498

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS

The limited partnership and limited liability company interests consist of Consulier’s investment in AVM, BioSafe and ST, LLC.

AVM, L.P

Consulier owned approximately 10% of AVM capital as of December 31, 2003 and 2002. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8.5% of AVM’s earnings during 2003 and 2002. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

Following is a summary of the financial information of AVM as of and for the years ended December 31:

	2003	2002
Cash	$60,137,179	$61,267,687
Due from brokers	3,797,006	3,996,873
Securities owned	521,561	614,841
Investment in affiliate and other assets	1,690,146	1,289,086

Total assets	$66,145,892	$67,168,487

Due to brokers	$4,839,835	$4,852,837
Customer payables & subordinated borrowings	39,382,169	41,135,418
Other liabilities	2,907,795	1,884,403
Anticipated partners’ withdrawals	1,370,318	1,451,142

Total liabilities	48,500,117	49,323,800

Partners’ capital	17,645,775	17,844,687

Total liabilities and partners’ capital	$66,145,892	$67,168,487

Revenue	$77,326,384	$56,859,740

Net income	$36,373,133	$22,198,057

Consulier’s share of AVM’s earnings	$3,095,475	$1,871,933

The carrying value of Consulier’s investment in AVM was $1,852,133 at December 31, 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES INTERESTS (CONTINUED)

BioSafe Systems, LLC

Consulier owns a 40% interest in BioSafe. At December 31, 2003 and 2002 BioSafe’s summarized financial information was as follows:

	2003	2002
Total Assets	$2,024,000	$1,725,000

Total Liabilities	$309,000	$272,000

Revenue	$5,826,259	$4,672,645
Costs and Expenses	5,163,389	3,869,622

Net Income	$662,870	$803,023

Consulier’s Share of Earnings	$265,148	$321,207

The carrying value of Consulier’s investment in BioSafe was $1,053,519 at December 31, 2003.

SYSTEMS TECHNOLOGIES, LLC

During August 2002, Consulier purchased a 14.25% interest in ST, LLC, a Nevada limited liability company. During the year ended December 31, 2003, Consulier made additional contributions of $4,057,005 to increase its investment in ST, LLC. As of December 31, 2003, Consulier’s interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC (“PCTS”), a California limited liability company. ST, LLC’s primary asset is its 75% (at December 31, 2003) investment in PCTS. The original ST, LLC operating agreement provided that the losses from ST, LLC be allocated to ST, LLC’s initial members and then to the Company based on investment percentage. Effective April 1, 2003, this agreement was amended and provides that Consulier receive allocated losses to the extent of Consulier’s contributions from inception. Consequently, the loss allocated to Consulier was greater than 34%. Consulier’s principal shareholder owns approximately 51% of ST, LLC, and together with the Company’s 34%, the combined ownership aggregates 85%.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES INTERESTS (CONTINUED)

Consulier can require Consulier’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Consulier’s capital account balance in ST, LLC at any time with 60 days written notice.

Management has evaluated ST, LLC’s (primarily PCST’s) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of the summarized financial information of PCTS and the losses allocated to Consulier:

	2003	2002
Total Assets	$3,092,000	$557,000

Total Liabilities	$447,000	$254,000

Revenue	$386,958	$259,000
Costs and Expenses	4,953,084	3,409,000

Net Loss	$(4,566,126)	$(3,150,000)

Consulier’s Share of Loss	$(4,566,126)	$(66,330)

The carrying value of Consulier’s investment in ST, LLC was $849,544 at December 31, 2003.

NOTE 7:	BONDS PAYABLE

Bonds payable of $355,000 are payable on maturity (June 30, 2004) and bear interest at 6% per annum, payable quarterly. The Company’s principal shareholder owns $205,000 of the outstanding bonds at December 31, 2003. As additional incentive to purchase the bonds, the Company attached a total of 70,000 warrants at a purchase price of $1.78175 per share. On December 7, 1999, the original June 30, 1999 expiration date of the 70,000 warrants held by bondholders was extended to June 30, 2004. The fair market value of the warrants at December 7, 1999, of approximately $77,700 (Note 9), has been recorded as original issue discount and is being amortized over the remaining term of the bonds.

The bonds are redeemable by Consulier at face value after June 30, 1994. The bonds are collateralized by land and building owned by Consulier’s principal shareholder, and machinery and equipment, personal property, and leasehold improvements owned by the Consulier.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES

Provisions (benefits) for federal and state income tax in the consolidated statements of operations consist of the following:

CONTINUING OPERATIONS	2003	2002
Current:
Federal	$(612,458)	$636,304
State	—	140,092

	(612,458)	776,396

Deferred:
Federal	(53,931)	(35,939)
State	(6,577)	(4,478)

	(60,508)	(40,417)

Total income tax expense (benefit)	$(672,966)	$735,979

DISCONTINUED OPERATIONS	2003	2002
Current:
Federal	$66,822	$30,294
State	7,425	7,312

	74,247	37,606

Deferred:
Federal	158,288	(13,900)
State	17,588	(1,600)

	175,876	(15,500)

Total income tax expense	$250,123	$22,106

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES (CONTINUED)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2003	2002
Tax expense (benefit) at statutory rate	$(539,887)	$613,132
State income tax expense (benefit) net of federal tax effect	(43,409)	89,905
Transfer to discontinued operations	(72,571)	—
Other	(17,099)	33,342

Income tax expense (benefit)	$(672,966)	$735,979

As a result of the Company’s sale of its interest in Southeast (Note 2), the Company will not be able to utilize approximately $176,000 of the net deferred tax assets which existed December 31, 2002. Therefore, this amount was included in the current year deferred tax expense of discontinued operations. The Company utilized all of its capital loss carry forward during the year ended December 31, 2003 due to the sale of Southeast. During the year ended December 31, 2003, the Company generated a Federal tax net operating loss that is to be carried back to prior year operating income, giving rise to an income tax refund. As of December 31, 2003, the Company had state tax loss carry forward of approximately $1,645,000 available to reduce future years’ income for state tax purposes through 2023.

The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2003	2002
Depreciation	$17,653	$45,500
Allowance for doubtful accounts	8,655	22,500
Inventory	—	137,200
Tax loss carry forward	57,794	—
Unrealized loss on available for sale securities	—	24,000
Other	16,405	20,500
Accrued Wages	33,867	—

Total Net Deferred Tax Asset	$134,374	$249,700

Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2003 as follows:

Net Short-Term Deferred Tax Assets	$50,943
Net Long-Term Deferred Tax Assets	83,431

Net Deferred Tax Assets	$134,374

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	STOCKHOLDERS’ EQUITY

Stock Option Plans

Consulier established a Tandem Stock Option Plan (“Tandem Plan”) and an Incentive Stock Option Plan (“Incentive Plan”) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. (“MACC”). Under the Tandem Plan, qualified and non-qualified options may be granted.

The Tandem Plan provides that an aggregate of 200,000 options to purchase shares of Consulier’s common stock may be granted to officers, directors and other key employees of Consulier and MACC. The Incentive Plan provides that an aggregate of 100,000 options to purchase shares of Consulier’s common stock may be granted to officers and other key employees of Consulier. The options under both plans are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant.

Options to purchase 61,232 shares of Consulier’s common stock by employees were exercised in fiscal 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2003, such loans remain outstanding and are recorded as notes receivable for common stock, included as a reduction of stockholders’ equity.

On October 8, 1991, the principal shareholder of the Company granted options to one of the officers of the Company to purchase common stock of the Company from that primary shareholder. As of December 31, 2003, the remaining balance of these options amounted to 190,000 shares at $1.25 per share. Since the issuance of these options in 1991 and all subsequent revisions made to the options were for reasons unrelated to the business of Consulier Engineering, Inc., no accounting recognition was reflected on the books and records of the Company in 1991 nor at the time of any subsequent extension.

Capital Stock

On December 23, 2002, 29,093 shares of restricted treasury stock with a historical cost of $50,452 were sold for cash of $64,005 (approximately $2.20 per share, the then market price).

During February 2003, the Company received the return of 45,000 shares of its common stock held by certain executive officers of Southeast in connection with the sale of that subsidiary. The value of the stock was based upon the closing market value on the day received (Note 2).

On December 23, 2003, 7,171 shares of restricted treasury stock with a historical cost of $12,411 were sold to a related party for a total value of $17,789 (approximately $2.48 per share, the then market price).

Common Stock Warrants

In connection with the issuance of the bonds payable (Note 7), Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.78175 per share. No warrants have been exercised to date. Using the Black-Scholes option pricing model, the fair market value of the 70,000 warrants at the December 7, 1999 extension date was calculated as approximately $77,700 with the following assumptions: 46% volatility, 4.5 years expected life, and a 5.86% risk free interest rate. The fair value of the warrants represents an original issue discount, which is being amortized over the remaining term of the bonds payable. The allocated value of the warrants has been recorded as additional paid-in-capital.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	RELATED PARTY TRANSACTIONS

Due from Principal Shareholder

The Company advances its cash distribution from AVM (Note 6) to the principal shareholder, offset by cash repayments from the principal shareholder. Additionally, the Company and the principal shareholder advances funds for certain joint costs and expenses in the normal course of business. The unpaid amount are due on demand and are non-interest bearing.

Note Receivable – Related Party

In 1990, Consulier sold its automobile manufacturing business to MACC. As consideration for the purchase, MACC executed a promissory note (the “Note’) for $750,000, which was personally guaranteed by the Company’s principal shareholder. The Note accrues interest at an annual rate of one month LIBOR (1.12% at December 31, 2003). The Note matures on May 11, 2005. Interest income recorded for the years ended December 31, 2003 and 2002, totaled approximately $3,976 and $7,561, respectively.

Related Party Payable

MACC and Consulier incur certain joint costs and expenses in the normal course of business. Consulier owed MACC $141,108, due on demand, at December 31, 2003 resulting from these transactions.

Other

For other related party transactions see Notes 6, 7, 9 and 13.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: automotive parts distribution, distribution of household and tool products, investments, and corporate. The automotive parts distribution segment distributed after-market automotive and truck parts to wholesale markets, which is shown as discontinued operations (Note 2). The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and limited liability companies. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2003 and 2002 are as follows:

	Year Ended December 31, 2003
	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$193,966	$—	$—	$—	$193,966
Operating Income (Loss)	(211,294)	—	(245,908)	—	(457,202)
Other Income (Loss)	—	(1,205,503)	74,802	—	(1,130,701)
Income (Loss) From Continuing Operations(a)	(121,746)	(694,601)	(98,590)	—	(914,937)
Income (Loss) From Discontinued Operations	—	—	—	108,079	108,079
Total Assets	$214,683	$3,755,196	$4,308,781	$—	$8,278,660

	Year Ended December 31, 2002
	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$51,358	$—	$10,200	$—	$61,558
Operating Income (Loss)	(24,661)	—	(360,883)	—	(385,544)
Other Income (Loss)	—	2,126,810	62,063	—	2,188,873
Income (Loss) From Continuing Operations(a)	(14,588)	1,258,812	(176,874)	—	1,067,350
Income (Loss) From Discontinued Operations	—	—	—	72,020	72,020
Total Assets	$30,626	$4,009,575	$3,492,933	$2,045,029	$9,578,163

(a) All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the years ended December 31:

	2003	2002
EARNINGS (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Income (loss) from continuing operations	$(914,937)	$1,067,350
Discontinued operations, net of income taxes	108,079	72,020

Net Income (Loss)	$(806,858)	$1,139,370

DENOMINATOR:
Average number of common shares outstanding	4,935,439	4,951,788

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:

NUMERATOR:
Income (loss) from continuing operations	$(914,937)	1,067,350
Discontinued operations, net of income taxes	108,079	72,020

Net Income (loss)	$(806,858)	$1,139,370

DENOMINATOR:
Average number of common shares outstanding	4,935,439	4,951,788
Incremental shares for assumed exercise of warrants	(a )	17,235

Total shares	4,935,439	4,969,023

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options/warrants because of their antidilutive effect.

NOTE 13:	COMMITMENTS AND CONTINGENCIES

Revolving Credit Agreement

On August 1, 2003, the Company renewed a revolving credit agreement (“borrowing”) with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% or at the financial institution’s Prime rate less 0.075%, depending upon the rate chosen by the Company. The borrowings are collateralized by primarily all assets of the Company, by collateral pledged by the principal shareholder, WBM Investors Limited Partnership (partially owned by the principal shareholder) and AVM, L.P. (Note 6). The revolving credit agreement matures on August 1, 2004. There is no outstanding balance under this credit agreement at December 31, 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13:	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceeding

From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.

Leases

Consulier leases office space under month-to-month leases. Rent expense charged to operations was approximately $2,181 in 2003 and $8,300 in 2002, all of which was to related parties.

Lease of Real Estate

Consulier leases its industrial warehouse to Southeast (Note 2) with an initial base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease is 5 years, ending on June 30, 2007. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease.

FORM 10-KSB ITEM 13
EXHIBITS