Form 10QSB
period 2004-03-31
CONSULIER ENGINEERING INC
filed 2004-05-17
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number    0-17756

Consulier Engineering, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, FL 33404

(Address of principal executive offices)

(561) 842-2492

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2004, there were 4,942,414 outstanding
shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☑

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained in this report, certain matters discussed in Management’s Discussion and Analysis or Plan of Operation are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier Engineering, Inc. and Subsidiaries’ (“Consulier”) planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in Systems Technologies, LLC, BioSafe Systems, LLC and AVM, L.P. and the marketing of Consulier’s Captain Cra-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$1,222,548
Receivables, Net	99,730
Income Tax Receivable	656,065
Receivable – Related Parties	603,147
Inventories	80,646
Deferred Income Taxes	52,000

Total Current Assets	2,714,136
PROPERTY AND EQUIPMENT, Net	1,070,109
PARTNERSHIP AND LIMITED COMPANIES – INVESTMENTS	3,445,845
NOTE RECEIVABLE – RELATED PARTY	430,559
DEFERRED INCOME TAXES	315,000

$7,975,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bonds Payable	$343,345
Accounts Payable and Accrued Liabilities	153,905
Related Party Payable	139,976

Total Current Liabilities	637,226

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 Par Value; Authorized 25,000,000 Shares; Issued 5,198,298 Shares	51,983
Additional Paid-in Capital	3,129,631
Retained Earnings	4,708,647
Less:
Treasury Stock at Cost – 255,884 Shares	(515,756)
Notes Receivable for Common Stock	(36,082)

Total Stockholders’ Equity	7,338,423

$7,975,649

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
REVENUE:
Net Sales	$17,768	$42,793

OPERATING COSTS AND EXPENSES:
Cost of Goods Sold	8,198	—
Selling, General and Administrative	137,670	169,322

Total Operating Costs and Expenses	145,868	169,322

Operating Loss	(128,100)	(126,529)

OTHER INCOME (LOSS)/(EXPENSE):
Investment Income – Related Parties	777,804	612,778
Interest Income – Related Parties	1,206	16,772
Interest Expense	(9,254)	(5,252)
Net Undistributed (Loss) of Equity Investees	(1,309,351)	(79,552)
Other Income	30,940	19,974

Total Other Income (Loss)	(508,655)	564,720

Income (Loss) from Continuing Operations Before Income Taxes	(636,755)	438,191
Income Tax (Provision) Benefit	232,626	(157,200)

Income (Loss) from Continuing Operations	(404,129)	280,991

DISCONTINUED OPERATIONS:
(Loss) from Operations of Discontinued Subsidiary	—	(3,528)
Less Income Tax Benefit	—	1,200

Net (Loss) from Operations of Discontinued Subsidiary	—	(2,328)

Net Income (Loss)	$(404,129)	$278,663

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Continuing Operations	$(0.08)	$0.06
Discontinued Operations	—	—

	$(0.08)	$0.06

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$551,174	$(175,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Property and Equipment	—	(12,400)
Distributions from Investments	777,804	530,323
Contributions to Investments	(1,000,000)	(775,000)
Net Proceeds (Payments) From/To Related Parties	(149,501)	432,571

Net Cash Provided by (Used In) Investing Activities	(371,697)	175,494

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Notes Receivable for Common Stock	40,458	—

INCREASE IN CASH AND CASH EQUIVALENTS	219,935	10

CASH AND CASH EQUIVALENTS:

Cash, Beginning of Period	1,002,613	262,303

Cash, End of Period	$1,222,548	$262,313

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Interim Financial Data

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. (“Consulier”) as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2003.

Reclassifications

In order to maintain consistency and comparability between periods presented, certain amounts have been reclassified from the previously reported condensed interim consolidated financial statements in order to conform to the financial statement presentation of the current period.

Basis of Consolidation

The condensed interim consolidated financial statements include Consulier, and its wholly-owned subsidiaries, Consulier International, Inc., (“CII”) and C-6 Products, Inc., (“C-6”) (collectively known as the “Company”). All intercompany balances and transactions between Consulier and its wholly-owned subsidiaries have been eliminated.

Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consist of CRA-Z Soap finished goods.

Partnership and Limited Liability Companies – Investments

The Company’s partnership and limited liability companies (“LLC”) investments, all of which are less than 50% interests, are accounted for using the equity method. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee in conjunction with a general partner (a related party who is the primary shareholder of Consulier). Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION (CONTINUED)

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

NOTE 2: DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company sold 70% of the common stock of its wholly-owned subsidiary, Southeast Automotive Acquisition Corporation (“Southeast”), to executive officers of Southeast, in exchange for the return of 45,000 shares of the Company’s common stock, and a promissory note (the “Note”) of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The Note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 2033. Southeast’s activities included primarily the sales of automobile parts in the automotive after-market.

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

Since the note was sold and assigned, the Company is no longer considered to be the primary beneficiary. As such, Southeast is considered to be divested as of the assigned date of the Note, June 30, 2003, and as a result the Company reflected the operations and disposal of Southeast as discontinued operations. Net sales for Southeast during the three months ended March 31, 2003 were $445,555.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3: PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS

The limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC.

AVM, L.P.

Consulier owns approximately 10% of AVM, L.P.’s (“AVM”) capital as of March 31, 2004 and March 31, 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8.5% of AVM’s earnings during the three month period ended March 31, 2004 and March 31, 2003. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account. Following is a summary of the result of operations of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(in thousands)
	(Unaudited)
	2004	2003
Revenue	$24,400	$17,435
Costs and expenses	15,215	10,368

Net income	$9,185	$7,067

Consulier’s share of earnings	$778	$613

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3: PARTNERSHIP AND LLC INTERESTS (CONTINUED)

Bio Safe Systems, LLC

Consulier owns a 40% interest in BioSafe Systems, LLC (“Biosafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(in thousands)
	(Unaudited)
	2004	2003
Revenue	$1,423	$1,368
Costs and expenses	1,283	1,159

Net income	$140	$209

Consulier’s share of earnings	$56	$86

Systems Technologies, LLC

During August 2002, Consulier purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (“ST, LLC”). Consulier made additional contributions of $4,057,005 to increase its investment during 2002. During the three months ended March 31, 2004, Consulier’s made additional contributions of $1,000,000 to increase its investment in ST, LLC. As of March 31, 2004, Consulier’s interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). ST, LLC’s primary asset is its approximate 75% (at March 31, 2004) investment in PCTS. The original ST, LLC operating agreement provided that the losses from ST, LLC be allocated to ST, LLC’s initial members and then to Consulier based on investment percentage. Effective April 1, 2003, this agreement was amended and provides that Consulier receives allocated losses to the extent of capital contributions from inception. Consequently, the loss allocated to Consulier is greater than 34%. Consulier’s principal shareholder owns approximately 51% of ST, LLC, and together with Consulier’s 34%, the combined ownership aggregates 85%. Consulier can require Consulier’s principal shareholder to purchase its interest in ST, LLC for cash equal to the Consulier’s capital account balance in ST, LLC at any time with 60 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3: PARTNERSHIP AND LLC INTERESTS (CONTINUED)

Systems Technologies, LLC (Continued)

Management has evaluated ST, LLC’s (primarily PCST’s) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of operations of PCTS and the losses allocated to Consulier:

	Three Months Ended
	March 31,
	(in thousands)
	(Unaudited)
	2004	2003
Revenue	$98	$91
Costs and expenses	1,463	931

Net (loss)	$(1,365)	$(840)

Consulier’s share of losses	$(1,365)	$(165)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2004 and 2003 is computed using the following information:

	Three Months Ended
	March 31,
	2004	2003
BASIC EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Income (loss) from continuing operations	$(404,129)	$280,991
Discontinued operations, net of income taxes	—	(2,328)

Net income (loss)	$(404,129)	$278,663

DENOMINATOR:
Average number of common shares outstanding	4,942,414	4,980,243

DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Income (loss) from continuing operations	$(404,129)	$280,991
Discontinued operations, net of income taxes	—	(2,328)

Net income (loss)	$(404,129)	$278,663

DENOMINATOR:
Average number of common shares outstanding	4,942,414	4,980,243
Incremental shares for assumed exercise of securities	(a )	17,235

Total shares	4,942,414	4,997,478

(a)	The weighted average shares of common stock outstanding are not adjusted for potential effects of the Company’s stock options/warrants because of their antidilutive effect.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5: SEGMENT INFORMATION

The Company’s continuing operations are currently comprised of three segments; distribution, investing and corporate activities. These operating units are managed from the Company’s Riviera Beach facility. As discussed in Note 2, Discontinued Operations, the Company sold its automotive part distribution as of June 30, 2003.

Detailed below are the results of operations by segment and the discontinued operations for the three months ended March 31, 2004 and March 31, 2003.

Three Months Ended March 31, 2004

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$17,768	$—	$—	$—	$17,768

Operating (Loss)	(45,018)	(4,963)	(78,119)	—	(128,100)

Other (Loss)	—	(499,401)	(9,254)	—	(508,655)

(Loss) From Continuing Operations	(29,714)	(323,834)	(50,581)	—	(404,129)

Assets	142,142	5,273,409	2,560,098	—	7,975,649

Three Months Ended March 31, 2003

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$42,793	$—	$—	$—	$42,793

Operating (Loss)	(73,216)	(4,963)	(48,350)	—	(126,529)

Other Income (Loss)	—	569,972	(5,252)	—	564,720

Income (Loss) From Continuing Operations	(46,950)	362,314	(34,373)	—	280,991

(Loss) From Discontinued Operations	—	—	—	(2,328)	(2,328)

Assets	342,534	7,195,745	447,730	1,898,694	9,884,703

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following compares the results or operations for the three months ended March 31, 2004 to the three months ended March 31, 2003:

During the quarter ended March 31, 2004, sales decreased $25,025 from the comparable amounts recorded during the quarter ended March 31, 2003. This resulted from the sale, during 2003, of previously written off inventory. Operating loss from continuing operations for the first quarter of 2004 was ($404,129), or ($.08) per share, compared to income of $280,991, or $.06 per share, for the first quarter of 2003 from continuing operations.

Decrease in operating expenses was due to a decrease in administrative expenses.

Investment income from AVM L.P. (“AVM”) increased by approximately $165,000. However, the allocated loss from equity investees increased by more than $1,229,000.

Investment in AVM – Investment income from Consulier’s AVM interest was $777,804 in the first quarter of 2004, a 27% increase from the comparable 2003 quarter’s income of $612,778. This represents annualized returns of 168% and 132%, respectively, on Consulier’s average investment during each quarter.

Investment in BioSafe Systems, LLC (“Biosafe”) – Equity in the income of BioSafe was $55,868 in the first quarter of 2004, compared to 2003 quarter’s income of $83,753. This represents the Company’s 40% interest in BioSafe’s net income of approximately $140,000 in the first quarter of 2004, compared to income of $209,000 in the first quarter of 2003.

Investment in Systems Technologies, LLC (“ST, LLC”) – Equity in the loss of ST, LLC was ($1,365,219), in the first quarter of 2004, compared to a loss of ($165,305) in the first quarter of 2003.

Household and Tools Products – C-6 Products, Inc. incurred a net loss of ($3,685) in the three months ended March 31, 2004 consisting mostly of storage costs, compared to a net loss of ($12,922) in the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, Consulier’s cash totaled $1,222,548 as compared to $1,002,613 at December 31, 2003. Net cash provided by operations was $551,174 for the three months ended March 31, 2004 (primarily an income tax refund of $600,000) compared to $175,484 of net cash used in the three months ended March 31, 2003. Net cash used by investing activities was primarily additional investment in ST, LLC of $1,000,000 offset by the distribution of $777,804 from AVM during the three months ended March 31, 2004.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

FUTURE OUTLOOK

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2004 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return of 168% in the first quarter of 2004 will be maintained.

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

BioSafe continues to remain optimistic that 2004 growth, projected over the 2003 reported volumes, can be maintained at historic year-to-year growth rates. First quarter 2004 volumes were 4% ahead of the similar period in the prior year. Considering the seasonality of the served markets, and the potential impact of weather and crop related issues, the first quarter’s results were encouraging. The new GreenClean granular Aquatic algaecide product has been well received during its initial introductions to the retail market. Furthermore, a more concentrated formula, being considered for introduction in the second quarter, will be targeted at larger applications.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment is to be between $5 million and $7 million. The exact amount will be based upon market acceptance of Patient Care Technology Systems, LLC’s (“PCTS”) Amelior products and the need for investment funds. PCTS currently has contracts for 3 additional installations which are scheduled to be in place during the 2nd and 3rd quarters of 2004. The new installations which should serve approximately 152,000 patients annually would bring the estimated number of patients served to approximately 381,000 annually. During 2004, PCTS plans to expand its product scope to incorporate solutions for departments in addition to Emergency Room, such as Operating Room, ICU and Labor & Delivery. PCTS plans to implement their expansion plans in the acute care market through a wider product offering by developing strategic partnerships with vendors that offer unique technologies and augment their core emergency department information system.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2004, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

None.

(b) CURRENT REPORTS ON FORM 8-K

None.

(c)	31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

(d)	31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(e)	32.1 – Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(f)	32.3 – Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The Company has attached Exhibits 31.1, 31.2, 32.1 and 32.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Date: May 17, 2004	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 17, 2004	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)