Form 10QSB/A
period 2004-03-31
CONSULIER ENGINEERING INC
filed 2004-05-19
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Amendment to Form 10-QSB/A

Pursuant to this Form 10-QSB/A, the registrant amends “Part I. Financial Information, Item 2. Management’s Discussion and Analysis or Plan of Operation” in its quarterly Form 10-QSB for the quarterly period ended March 31, 2004. The amended Management’s Discussion and Analysis or Plan of Operation provides additional information for the Company’s investment activity in its partnership and limited liability company investments regarding the results of operations and liquidity and capital resources.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following compares the results or operations for the three months ended March 31, 2004 to the three months ended March 31, 2003:

During the quarter ended March 31, 2004, sales decreased $25,025 from the comparable amounts recorded during the quarter ended March 31, 2003, which had been enhanced by the sale of excess inventory during 2003. Operating loss from continuing operations for the first quarter of 2004 was ($404,129), or ($.08) per share, compared to income of $280,991, or $.06 per share, for the first quarter of 2003 from continuing operations.

Decrease in operating expenses was due to a decrease in administrative expenses.

During the quarter ended March 31, 2004, other income (loss)/(expense) decreased by approximately $1,000,000 from the comparable amounts for the quarter ended March 31, 2003. This was primarily a result of the increase in loss from equity investment in ST, LLC of $1,200,000, offset by an increase of $165,000 of investment income from AVM.

Investment in BioSafe Systems, LLC (“Biosafe”) – Equity in the income of BioSafe was $55,868 in the first quarter of 2004, compared to 2003 quarter’s income of $83,753. This represents the Company’s 40% interest in BioSafe’s net income of approximately $140,000 in the first quarter of 2004, compared to income of $209,000 in the first quarter of 2003.

Investment in Systems Technologies, LLC (“ST, LLC”) – Equity in the loss of ST, LLC was ($1,365,219), in the first quarter of 2004, compared to a loss of ($165,305) in the first quarter of 2003. The Company maintains an open option to sell its shares to the primary shareholder of the Company, at cost, as noted in the accompanying financial statements.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period that the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow, as the cash needs of operating expenses have been substantially reduced over the last few years. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future.

The Company has a $2,000,000 line of credit from a bank available, which has not been used.

As noted below in the Future Outlook section, the Company plans to contribute additional funds to ST, LLC. It is anticipated that as sales by Patient Care Technology Systems, LLC (“PCTS”) (operating entity of ST, LLC) increase, additional contributions by the Company will possibly decline.

FUTURE OUTLOOK

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2004 on Consulier’s limited partnership investments. However, there is no guarantee that the first quarter results of 2004 will be maintained.

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

BioSafe remains optimistic that 2004 growth can be maintained at historic year-to-year growth rates. First quarter 2004 volumes were 4% ahead of the similar period in the prior year. The new GreenClean granular aquatic algaecide product has been well received during its initial introductions to the retail market, and a more concentrated formula, being considered for introduction in the second quarter, will be targeted at larger applications.

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