Form 10QSB
period 2004-06-30
CONSULIER ENGINEERING INC
filed 2004-08-18
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 1, 2004, there were 4,942,414 outstanding
shares of common stock, par value $0.01 per share.

     Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained in this report, certain matt ers discussed in Management’s Discussion and Analysis or Plan of Operation are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier Engineering, Inc. and Subsidiaries’ (“Consulier”) planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in Systems Technologies, LLC, BioSafe Systems, LLC and AVM, L.P. and the marketing of Consulier’s Captain Cra-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$427,453
Receivables, Net	89,030
Income Tax Receivable	656,065
Receivable – Related Parties	465,942
Inventories	80,417
Deferred Income Taxes	52,000

Total Current Assets	1,770,907

PROPERTY AND EQUIPMENT, Net	1,063,720
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	3,463,941
NOTE RECEIVABLE – RELATED PARTY	430,559
DEFERRED INCOME TAXES	636,659

$7,365,786

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bonds Payable	$347,230
Accounts Payable and Accrued Liabilities	112,529
Related Party Payable	135,679

Total Current Liabilities	595,438

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 Par Value; Authorized 25,000,000 Shares; Issued 5,198,298 Shares	51,983
Additional Paid-in Capital	3,129,631
Retained Earnings	4,140,572
Less:
Treasury Stock at Cost – 255,884 shares	(515,756)
Notes Receivable for Common Stock	(36,082)

Total Stockholders’ Equity	6,770,348

$7,365,786

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Net Sales	$21,309	$27,200	$39,077	$48,834

OPERATING COSTS AND EXPENSES:
Cost of Goods Sold	1,925	-0-	10,123	-0-
Selling, General and Administrative	112,954	187,630	250,624	310,330

Total Operating Costs and Expenses	114,879	187,630	260,747	310,330

Operating Loss	(93,570)	(160,430)	(221,670)	(261,496)

OTHER INCOME (LOSS)/(EXPENSE):
Investment Income – Related Party	662,981	772,154	1,440,785	1,384,932
Interest Income – Related Parties	1,206	11,226	2,412	22,094
Interest Expense	(9,205)	(13,080)	(18,459)	(18,332)
Net Undistributed (Loss) of Equity Investees	(1,481,904)	(1,050,561)	(2,791,255)	(1,132,193)
Other Income	30,757	-0-	61,697	-0-

Total Other Income (Loss)/ (Expense)	(796,165)	(280,261)	(1,304,820)	256,501

Loss from Continuing Operations Before Income Taxes	(889,735)	(440,691)	(1,526,490)	(4,995)

Income Tax (Provision) Benefit	321,659	110,360	554,285	(45,640)

Loss from Continuing Operations	(568,076)	(330,331)	(972,205)	(50,635)

DISCONTINUED OPERATIONS:
Income from Operations of Discontinued Subsidiary	-0-	16,453	-0-	15,420
Less Income Taxes	-0-	(4,905)	-0-	(4,905)

	-0-	11,548	-0-	10,515

Gain on Disposal of Subsidiary	-0-	342,782	-0-	342,782
Less Income Taxes	-0-	(245,218)	-0-	(245,218)

	-0-	97,564	-0-	97,564

Net Income (Loss)	$(568,076)	$(221,219)	$(972,205)	$57,444

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Continuing Operations	$(.12)	$(.07)	$(.20)	$(.01)
Discontinued Operations	-0-	.02	-0-	.02

	$(.12)	$(.05)	$(.20)	$.01

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$455,893	$(1,065,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from Partnership	1,440,785	1,960,605
Contributions to Partnership Interest	(2,500,000)	(1,585,000)
Acquisition of Property & Equipment	-0-	(13,519)
Net Proceeds (Payments) From/To Related Parties	(12,296)	2,517,891

Net Cash Provided by (Used In) Investing Activities	(1,071,511)	2,879,977

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of Notes Receivable for Common Stock	40,458	-0–

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(575,160)	1,814,018

Cash and Cash Equivalents Beginning of Period	1,002,613	262,303

Cash and Cash Equivalents End of Period	$427,453	$2,076,321

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Interim Financial Data

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. (“Consulier”) as of June 30, 2004, the results of its operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2003.

Basis of Consolidation

The condensed interim consolidated financial statements include Consulier, and its wholly-owned subsidiaries, Consulier International, Inc., (“CII”) and C-6 Products, Inc., (“C-6”) (collectively known as the “Company”). All intercompany balances and transactions between Consulier and its wholly-owned subsidiaries have been eliminated.

Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consist of Captain Cra-Z Soap finished goods.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Partnership and Limited Liability Companies — Investments

The Company’s partnership and limited liability companies (“LLC”) investments, all of which are less than 50% interests, are accounted for using the equity method. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee in conjunction with a general partner (a related party who is the primary stockholder of Consulier). Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

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

NOTE 2. DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company sold 70% of the common stock of its wholly-owned subsidiary, Southeast Automotive Acquisition Corporation (“Southeast”), to executive officers of Southeast, in exchange for 45,000 shares of the Company’s common stock, and a promissory note (the “Note”) of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast’s assets, the common stock in Southeast and the purchasers’ personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The Note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 2033. Southeast’s activities included primarily the sales of automobile parts in the automotive after-market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DISCONTINUED OPERATIONS (CONTINUED)

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

Since the Note was sold and assigned, the Company is no longer considered to be the primary beneficiary. As such, Southeast is considered to be divested as of the assigned date of the Note, June 30, 2003, and as a result the Company reflected the operations and disposal of Southeast as discontinued operations. Net sales for Southeast during the three and six months ended June 30, 2003 totaled $574,228 and $1,019,783, respectively.

NOTE 3. PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS

The limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC.

AVM, L.P.

Consulier owns approximately 10% of AVM, L.P.’s (“AVM”) capital as of June 30, 2004 and 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8.5% of AVM’s earnings during the three-month and six-month periods ended June 30, 2004 and 2003. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account. Following is a summary of the result of operations of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$21,028	$19,562	$45,428	$36,997
Costs and expenses	13,258	10,408	28,473	20,777

Net income	$7,770	$9,154	$16,955	$16,220

Consulier’s share of earnings	$663	$772	$1,441	$1,385

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS (CONTINUED)

BioSafe Systems, LLC

Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to the Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$1,518	$1,075	$2,941	$2,443
Costs and expenses	1,485	1,183	2,768	2,342

Net income (Loss)	$33	$(108)	$173	$101

Consulier’s share of earnings (Loss)	$15	$(43)	$71	$40

Systems Technologies, LLC

During August 2002, Consulier purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (“ST, LLC”). Consulier made additional contributions of $4,057,005 to increase its investment during 2003. During the six months ended June 30, 2004, Consulier made additional contributions of $2,500,000 to increase its investment in ST, LLC. As of June 30, 2004, Consulier’s interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). ST, LLC’s primary asset is its approximate 75% (at June 30, 2004) investment in PCTS. The original ST, LLC operating agreement provided that the losses from ST, LLC be allocated to ST, LLC’s initial members and then to Consulier based on investment percentage. Effective April 1, 2003, this agreement was amended and provides that Consulier receives allocated losses to the extent of capital contributions from inception. Consequently, the loss allocated to Consulier is greater than 34%. Consulier’s principal stockholder owns approximately 51% of ST, LLC, and together with Consulier’s 34%, the combined ownership aggregates 85%. Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account balance in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC’s (primarily PCTS’s) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of operations of PCTS and the losses allocated to Consulier:

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS (CONTINUED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$178	$92	$276	$183
Costs and expenses	1,675	1,102	3,138	2,033

Net loss	$(1,497)	$(1,010)	$(2,862)	$(1,850)

Consulier’s share of losses	$(1,497)	$(1,010)	$(2,862)	$(1,175)

Net investment in ST, LLC at June 30, 2004 was approximately $488,000.

NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
BASIC EARNINGS PER SHARE COMPUTATION:

NUMERATOR:
(Loss) from continuing operations	$(568,076)	$(330,331)	$(972,205)	$(50,635)

Discontinued operations, net of income taxes	-0-	109,112	-0-	108,079

Net income (loss)	$(568,076)	$(221,219)	$(972,205)	$57,444

DENOMINATOR:
Average number of common shares outstanding	4,942,414	4,935,243	4,942,414	4,935,243

DILUTED EARNINGS PER SHARE COMPUTATION:

NUMERATOR:

(Loss) from continuing operations	$(568,076)	$(330,331)	$(972,205)	$(50,635)

Discontinued operations, net of income taxes	-0-	109,112	-0-	108,079

Net income (loss)	$(568,076)	$(221,219)	$(972,205)	$57,444

DENOMINATOR:

Average number of common shares outstanding	4,942,414	4,935,243	4,942,414	4,935,243

Incremental shares for assumed exercise of securities	-0-	16,528	-0-	16,048

Total shares	4,942,414	4,951,771	4,942,414	4,951,291

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SEGMENT INFORMATION

The Company’s continuing operations are currently comprised of three segments; distribution, investing and corporate activities. These operating units are managed from the Company’s Riviera Beach facility. As discussed in Note 2, Discontinued Operations, the Company sold its automotive part distribution as of June 30, 2003.

Detailed below are the results of operations by segment and the discontinued operations for the three and six months ended June 30, 2004 and 2003.

Three Months Ended June 30, 2004:

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$21,309	$-0-	$-0-	$-0-	$21,309

Operating Loss	(9,536)	(4,962)	(79,072)	-0-	(93,570)

Other Loss	-0-	(786,960)	(9,205)	-0-	(796,165)

Loss From Continuing Operations	(5,031)	(501,757)	(61,288)	-0-	(568,076)

Assets	169,477	4,993,603	2,202,706	-0-	7,365,786

Three Months Ended June 30, 2003:

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$27,200	$-0-	$-0-	$-0-	$27,200

Operating Loss	(19,044)	-0-	(141,386)	-0-	(160,430)

Other Loss	-0-	(267,181)	(13,080)	-0-	(280,261)

Loss From Continuing Operations	(14,275)	(200,272)	(115,784)	-0-	(330,331)

Income From Discontinued Operations	-0-	-0-	-0-	109,112	109,112

Assets	1,111,952	7,314,065	502,508	-0-	8,928,525

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. SEGMENT INFORMATION (CONTINUED)

Six Months Ended June 30, 2004:

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$39,077	$-0-	$-0-	$-0-	$39,077

Operating Loss	(54,554)	(9,925)	(157,191)	-0-	(221,670)

Other Loss	-0-	(1,286,361)	(18,459)	-0-	(1,304,820)

Loss From Continuing Operations	(37,745)	(825,591)	(108,869)	-0-	(972,205)

Assets	169,477	4,993,603	2,202,706	-0-	7,365,786

Six Months Ended June 30, 2003:

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$48,834	$-0-	$-0-	$-0-	$48,834

Operating Loss	(23,149)	-0-	(238,347)	-0-	(261,496)

Other Income (Loss)	-0-	274,833	(18,332)	-0-	256,501

Income (Loss) From Continuing Operations	(23,149)	265,297	(292,783)	-0-	(50,635)

Income From Discontinued Operations	-0-	-0-	-0-	108,079	108,079

Assets	1,111,952	7,314,065	502,508	-0-	8,928,525

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following compares the results of operations for the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003:

During the quarter ended June 30, 2004, sales decreased $5,891 from the comparable amounts recorded during the quarter ended June 30, 2003. Loss from continuing operations for the second quarter of 2004 was $568,076, or $.12 per share, compared to a loss of $330,331, or $.07 per share, for the second quarter of 2003 from continuing operations.

During the six months ended June 30, 2004, sales decreased $9,757 from the comparable amounts recorded during the quarter ended June 30, 2003. Loss from continuing operations for the six months ended June 30, 2003 was $972,205, or $.20 per share, compared to a loss of $50,635, or $.01 per share, for the six months ended June 30, 2003 from continuing operations.

During the quarter ended June 30, 2004, other income (loss) increased by approximately $516,000 from the comparable amounts for the quarter ended June 30, 2003. This was primarily a result of the increase in loss from equity investment in ST, LLC of $487,000.

Investment in BioSafe Systems, LLC (“BioSafe”) – Equity in the income of BioSafe was approximately $15,000 in the second quarter of 2004, compared to 2003 quarter’s loss of approximately $43,000. This represents the Company’s 40% interest in BioSafe’s net income of approximately $33,000 in the second quarter of 2004, compared to a loss of approximately $108,000 in the second quarter of 2003.

Investment in Systems Technologies, LLC (“ST, LLC”) – Equity in the loss of ST, LLC was approximately $1,497,000 in the second quarter of 2004, compared to a loss of approximately $1,010,000 in the second quarter of 2003. This additional loss relates primarily to ST, LLC’s continued activities in regards to obtaining new contracts and implementation in new sites. Management continues to monitor these activities as it relates to budget amounts. Should actual results be significantly less than the projected amounts, a write down of the investment might be necessary. See liquidity and capital resources and future outlook sections below. The Company maintains an open option to sell its shares to the primary stockholder of the Company, at cost, as noted in the accompanying financial statements.

Household and Tool Products – C-6 Products, Inc. incurred a net loss of $7,426 in the three months ended June 30, 2004 consisting mostly of storage costs, compared to a net loss of $6,188 in the three months ended June 30, 2003. Consulier International incurred a net loss of $14,622 in the three months ended June 30, 2004. Consulier International did not begin operations until the 4th quarter of 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, Consulier’s cash totaled $427,453 as compared to $1,002,613 at December 31, 2003. Net cash provided by operations was $455,893 for the six months ended June 30, 2004 compared to $1,065,959 of net cash used in the six months ended June 30, 2003. Net cash used in investing activities was primarily additional investments in ST, LLC of $2,500,000 offset by the distribution of approximately $1,441,000 from AVM during the six months ended June 30, 2004.

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

FUTURE OUTLOOK

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2004 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the second quarter of 2004 will be maintained.

Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally, There are several trade shows scheduled for marketing the Captain Cra-Z Hand and All Purpose Cleaner throughout 2004 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.

BioSafe continues to remain optimistic that 2004 growth, projected over the 2003 reported volumes, can be maintained at historic year-to-year growth rates. Second quarter 2004 volumes were 41% ahead of the similar period in the prior year. Strong performances in their Agricultural and Post Harvest market segments, combined with the substantial initial success of the GreenClean granular Aquatic algaecide product to account for the substantial sales growth experienced in the quarter. Additionally, the more concentrated, professional grade

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DICUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

product has been introduced during the period. Sales are anticipated to increase as the product gains acceptance in the market.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment is to be between $5 million and $7 million. The exact amount will be based upon market acceptance of Patient Care Technology Systems, LLC’s (“PCTS”) AmeliorTM products and the need for investment funds. PCTS currently has contracts for 5 additional installations which are scheduled to be in place during the 3rd and 4th quarters of 2004. The new installations which should serve approximately 200,000 patients annually would bring the estimated number of patients served to approximately 380,000 annually. During 2004, PCTS plans to expand its product scope to incorporate solutions for departments in addition to Emergency Room, such as Operating Room, ICU and Labor & Delivery. PCTS plans to implement their expansion plans in the acute care market through a wider product offering by developing strategic partnerships with vendors that offer unique technologies and augment their core emergency department information system.

ITEM 3.	CONTROLS AND PROCEDURES

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities and Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the fiscal quarter covered by this report.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2004, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

     None

(b)	CURRENT REPORTS ON FORM 8-K

     None

(c)	31.1 – Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

(d)	31.2 – Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(e)	32.1 – Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(f)	32.2 – Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The Company has attached Exhibits 31.1, 31.2, 32.1 and 32.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Date: August 16, 2004	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 16, 2004	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)