Form 10QSB
period 2004-09-30
CONSULIER ENGINEERING INC
filed 2004-11-15
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 4, 2004, there were 4,942,414
outstanding shares of common stock, par value $0.01 per share.

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

Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$70,690
Receivables, Net	79,877
Income Tax Receivable	646,532
Related Party Receivables	87,555
Inventories	78,502
Deferred Income Taxes – Short Term	52,000

Total Current Assets	1,015,156

PROPERTY AND EQUIPMENT, Net	1,057,330
INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANIES	3,043,268
DEFERRED INCOME TAXES – LONG TERM	1,236,000

$6,351,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bonds Payable	351,115
Accounts Payable and Accrued Liabilities	150,637
Related Party Payable	85,482

Total Current Liabilities	587,234

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common Stock, $.01 Par Value; Authorized 25,000,000 Shares; Issued 5,198,298 Shares	51,983
Additional Paid-in Capital	3,129,631
Retained Earnings	3,134,744
Less:
Treasury Stock at Cost – 255,884 shares	(515,756)
Notes Receivable for Common Stock	(36,082)

Total Stockholders’ Equity	5,764,520

$6,351,754

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Net Sales	$4,403	$100,281	$43,480	$149,114

OPERATING COSTS AND EXPENSES:
Cost of Goods Sold	13,871	22,759	23,994	22,759
Selling, General and Administrative	116,018	208,215	366,693	518,540

Total Operating Costs and Expenses	129,889	230,974	390,687	541,299

Operating Loss	(125,486)	(130,693)	(347,207)	(392,185)

OTHER INCOME (LOSS)/(EXPENSE):
Investment Income – Related Party	395,399	1,196,500	1,836,184	2,581,432
Interest Income – Related Parties	1,778	45,937	4,190	68,026
Interest Expense	(6,153)	(9,254)	(24,612)	(27,586)
Net Undistributed (Loss) of Equity Investees	(1,854,673)	(1,728,992)	(4,645,928)	(2,861,185)
Other Income	33,129	-0-	94,826	-0-

Total Other Income (Loss)/(Expense)	(1,430,520)	(495,809)	(2,735,340)	(239,313)

Loss from Continuing Operations Before Income Taxes	(1,556,006)	(626,502)	(3,082,547)	(631,498)

Income Tax Benefit	550,230	105,619	1,104,515	59,980

Loss from Continuing Operations	(1,005,776)	(520,883)	(1,978,032)	(571,518)

DISCONTINUED OPERATIONS:
Income from Operations of Discontinued Subsidiary	-0-	-0-	-0-	15,420

Less Income Taxes	-0-	-0-	-0-	4,905

	-0-	-0-	-0-	10,515

Gain on Disposal of Subsidiary	-0-	-0-	-0-	342,782
Less Income Taxes	-0-	-0-	-0-	245,218

	-0-	-0-	-0-	97,564

Net Income (Loss)	$(1,005,776)	$(520,883)	$(1,978,032)	$(463,439)

NET INCOME (LOSS) PER SHARE – BASIC AND DILUTED
Continuing Operations	$(.20)	$(.11)	$(.40)	$(.11)
Discontinued Operations	-0-	-0-	-0-	.02

	$(.20)	$(.11)	$(.40)	$(.09)

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES	$384,485	$(654,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from Partnerships	2,142,184	2,430,885
Contributions to Partnership Interest	(4,240,000)	(2,827,000)
Acquisition of Property & Equipment	-0-	(13,519)
Net Proceeds From Related Parties	740,950	2,386,069

Net Cash Provided by (Used In) Investing Activities	(1,356,866)	1,976,435

CASH FLOWS FROM FINANCING ACTIVITY:
Proceeds from Notes Receivable for Common Stock	40,458	-0-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(931,923)	1,321,583

Cash and Cash Equivalents Beginning of Period	1,002,613	262,303

Cash and Cash Equivalents End of Period	$70,690	$1,583,886

See Accompanying Notes to Unaudited Condensed
Interim Consolidated Financial Statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

Interim Financial Data

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Consulier Engineering, Inc. and subsidiaries (“Consulier”) as of September 30, 2004, the results of its operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2003.

Basis of Consolidation

The condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiaries, Consulier International, Inc., (“CII”) and C-6 Products, Inc., (“C-6”) (collectively known as the “Company”). All intercompany balances and transactions between Consulier and its wholly-owned subsidiaries have been eliminated upon consolidation.

Inventories

Inventories, stated at the lower of cost (first-in, first-out basis) or market, consist of Captain Cra-Z Soap finished goods.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION (CONTINUED)

Investments — Partnership and Limited Liability Companies

The Company’s investments in partnership and limited liability companies (“LLC”), all of which are less than 50% interests, are accounted for using the equity method. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee in conjunction with a general partner (a related party who is the primary shareholder of Consulier). Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

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

New Accounting Pronouncements

In January 2003 (as revised December 2003), the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest (“variable interest entities”). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. The Company is currently evaluating the impact, if any, of FIN 46 on its financial position, results of operations and cash flows.

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

On June 29, 2003, the Company transferred its remaining 30% ownership of the common stock of Southeast to the former executive officers of Southeast in consideration of their agreement to amend the Note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003, the Company sold and assigned the Note to the majority stockholder of Consulier, together with its security interest for consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the Note.

Since the Note was sold and assigned, the Company is no longer considered to be the primary beneficiary. As such, Southeast is considered to be divested as of the assigned date of the Note, June 30, 2003, and as a result the Company reflected the operations and disposal of Southeast as discontinued operations. Net sales for Southeast during the nine months ended September 30, 2003 totaled $1,021,644.

NOTE 3. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANIES

The limited partnership and limited liability company interests consist of Consulier’s investments in AVM, L.P., BioSafe Systems, LLC and Systems Technologies, LLC.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANIES (CONTINUED)

AVM, L.P.

Consulier owns approximately 10% of AVM L.P.’s (“AVM”) capital as of September 30, 2004 and 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8.5% of AVM’s earnings during the three-month and nine-month periods ended September 30, 2004 and 2003. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account. Following is a summary of the result of operations of AVM and the income allocated to the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$15,803	$29,680	$61,232	$66,677
Costs and expenses	11,173	15,590	39,647	36,367

Net income	$4,630	$14,090	$21,585	$30,310

Consulier’s share of earnings	$395	$1,197	$1,836	$2,581

Net investment in AVM, L.P. at September 30, 2004 was approximately $1,852,000.

BioSafe Systems, LLC

Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$2,378	$1,643	$5,319	$4,508
Costs and expenses	1,663	1,109	4,431	3,916

Net income	$715	$534	$888	$592

Consulier’s share of earnings	$284	$216	$355	$240

Net investment in BioSafe Systems, LLC at September 30, 2004 was approximately $1,103,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANIES (CONTINUED)

Systems Technologies, LLC

During August 2002, Consulier purchased a 14.25% interest in Systems Technologies, LLC, a Nevada limited liability company (“ST, LLC”) for $1,425,000. Consulier made additional contributions of $4,057,005 to increase its investment during 2003. During the nine months ended September 30, 2004, Consulier made additional contributions of $4,240,000. As of September 30, 2004, Consulier’s interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). ST, LLC’s primary asset is its approximate 75% (at September 30, 2004) investment in PCTS. The original ST, LLC operating agreement provided that the losses from ST, LLC be allocated to ST, LLC’s initial members and then to Consulier based on investment percentages. Effective April 1, 2003, this agreement was amended and provides that Consulier receives allocated losses to the extent of capital contributions from inception. Consequently, the loss allocated to Consulier is greater than 34%. Consulier’s principal stockholder owns approximately 51% of ST, LLC, and together with Consulier’s 34%, the combined ownership aggregates 85%. Management has evaluated ST, LLC’s (primarily PCTS’s) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary.

Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s remaining capital investment in ST, LLC at any time with 60 days written notice.

Following is a summary of operations of PCTS and the losses allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
	2004	2003	2004	2003
Revenue	$207	$94	$483	$277
Costs and expenses	2,346	2,021	5,484	3,378

Net (loss)	$(2,139)	$(1,927)	$(5,001)	$(3,101)

Consulier’s share of losses	$(2,139)	$(1,927)	$(5,001)	$(3,101)

Net investment in ST, LLC at September 30, 2004 was approximately $88,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4. EARNINGS PER SHARE

Basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:

NUMERATOR:
(Loss) from continuing operations	$(1,005,776)	$(520,883)	$(1,978,032)	$(571,518)

Discontinued operations, net of income taxes	-0-	-0-	-0-	108,079

Net income (loss)	$(1,005,776)	$(520,883)	$(1,978,032)	$(463,439)

DENOMINATOR:
Average number of common shares outstanding	4,942,414	4,935,243	4,942,414	4,935,243

Common stock equivalents were not included in the calculation of diluted loss per common share for the three and nine months ended September 30, 2004 and 2003, as their effect would be anti-dilutive.

NOTE 5. SEGMENT INFORMATION

The Company’s continuing operations are currently comprised of three segments; distribution, investing and corporate activities. These operating units are managed from the Company’s Riviera Beach facility. As discussed in Note 2, Discontinued Operations, the Company sold its automotive part distribution as of June 30, 2003.

Detailed below are the results of operations by segment and the discontinued operations for the three and nine months ended September 30, 2004 and 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5. SEGMENT INFORMATION (CONTINUED)

Three Months Ended September 30, 2004:

	Distribution	Investing	Corporate
	Activities	Activities	Activities	Total
Revenue	$4,403	$-0-	$-0-	$4,403

Operating Loss	(83,170)	(4,963)	(37,353)	(125,486)

Other Income (Loss)/(Expense)	-0-	(1,459,274)	28,754	(1,430,520)

(Loss) From
Continuing Operations	(51,776)	(839,206)	(114,794)	(1,005,776)

Assets	$158,379	$5,070,604	$1,122,771	$6,351,754

Three Months Ended September 30, 2003:

	Distribution	Investing	Corporate
	Activities	Activities	Activities	Total
Revenue	$100,281	$-0-	$-0-	$100,281

Operating Loss	(30,331)	-0-	(100,362)	(130,693)

Other Income (Loss)/(Expense)	-0-	(486,555)	(9,254)	(495,809)

(Loss) Income From
Continuing Operations	24,869	(305,939)	(239,813)	(520,883)

Income From
Discontinued Operations	-0-	-0-	-0-	-0-

Assets	$1,184,550	$6,241,043	$1,022,906	$8,448,499

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5. SEGMENT INFORMATION (CONTINUED)

Nine Months Ended September 30, 2004:

	Distribution	Investing	Corporate
	Activities	Activities	Activities	Total
Revenue	$43,480	$-0-	$-0-	$43,480

Operating Loss	(137,724)	(14,888)	(194,595)	(347,207)

Other Income (Loss)/(Expense)	-0-	(2,809,744)	74,404	(2,735,340)

Loss From
Continuing Operations	(89,521)	(1,664,797)	(223,714)	(1,978,032)

Assets	$158,379	$5,070,604	$1,122,771	$6,351,754

Nine Months Ended September 30, 2003:

	Distribution	Investing	Corporate	Discontinued
	Activities	Activities	Activities	Operations	Total
Revenue	$149,114	$-0-	$-0-	$-0-	$149,114

Operating Loss	(25,960)	-0-	(366,225)	-0-	(392,185)

Other Income (Loss)/(Expense)	-0-	(239,313)	-0-	-0-	(239,313)

Loss From
Continuing Operations	(25,960)	(125,893)	(419,665)	-0-	(571,518)

Income From
Discontinued Operations	-0-	-0-	-0-	108,079	108,079

Assets	$1,184,550	$6,241,043	$1,022,906	-0-	$8,448,499

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following compares the results of operations for the three and nine months ended September 30, 2004 with the three and nine months ended September 30, 2003:

During the quarter ended September 30, 2004, sales decreased $95,878 from the comparable amounts recorded during the quarter ended September 30, 2003. Sale of old inventory accounted for the higher sales volume during 2003. Loss from continuing operations for the third quarter of 2004 was $1,005,776, or $.20 per share, compared to a loss of $520,883, or $.11 per share, for the third quarter of 2003.

During the nine months ended September 30, 2004, sales decreased $105,634 from the comparable amounts recorded during the quarter ended September 30, 2003. Sale of old inventory accounted for the higher sales volume during 2003. Loss from continuing operations for the nine months ended September 30, 2004 was $1,978,032, or $.40 per share, compared to a loss of $571,518, or $.11 per share, for the nine months ended September 30, 2003.

During the quarter ended September 30, 2004, other income (loss)/(expense) increased by approximately ($935,000) from the comparable amounts for the quarter ended September 30, 2003. This was primarily a result of the decrease in investment income – related party of approximately $801,000.

Investment in BioSafe Systems, LLC (“BioSafe”) – Equity in the income of BioSafe was approximately $284,000 in the third quarter of 2004, compared to income of approximately $216,000 for the quarter ended September 30, 2003. This represents the Company’s 40% interest in BioSafe’s net income of approximately $715,000 in the third quarter of 2004, compared to income of approximately $534,000 in the third quarter of 2003.

Investment in Systems Technologies, LLC (“ST, LLC”) – Equity in the loss of ST, LLC was approximately $2,139,000 in the third quarter of 2004, compared to a loss of approximately $1,927,000 in the third quarter of 2003. This additional loss relates primarily to ST, LLC’s continued activities in regard to obtaining new contracts and implementation at new sites. Management continues to monitor these activities as it relates to budget amounts. Should actual results be significantly less than the projected amounts, a write down of the investment might be necessary. See Liquidity and Capital Resources and Future Outlook sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company, at remaining cost, as noted in the accompanying financial statements.

Investment in AVM, L.P. (“AVM”) – Equity in the income of AVM was $395,000 in the third quarter of 2004, compared to income of approximately $1,197,000 for the quarter ended September 30, 2003. This represents the Company’s 8.5% interest in AVM’s net income of approximately $4,630,000 in the third quarter of 2004, compared to income of approximately $14,090,000 in the third quarter of 2003.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, Consulier’s cash totaled $70,690 as compared to $1,002,613 at December 31, 2003. Net cash provided by operations was $384,485 for the nine months ended September 30, 2004 compared to $654,852 of net cash used in the nine months ended September 30, 2003. Net cash used in investing activities was primarily due to additional investments in ST, LLC of $4,240,000 offset by the distribution of approximately $2,140,000 from AVM and BioSafe during the nine months ended September 30, 2004.

Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s remaining capital investment (dollar for dollar) in ST, LLC at any time with 60 days written notice. Consulier has contributed to ST, LLC approximately $9,722,000 since inception and has a remaining net investment at September 30, 2004 of approximately $88,000.

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

FUTURE OUTLOOK

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2004 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the fourth quarter of 2004 will be maintained.

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

The impact of oil prices as they relate to freight rates and as a component of plastic containers have generated some pricing pressure. BioSafe continues to remain optimistic that 2004 growth, projected over the 2003 reported volumes, can be maintained at historic year-to-year

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

growth rates. Third quarter 2004 volumes were 41% ahead of the similar period in the prior year. Strong performances in their combined Agricultural and Post Harvest market segments, with the substantial initial success of the GreenClean granular Aquatic algaecide product to account for the substantial sales growth experienced in the quarter. Additionally, a more concentrated, professional grade product has been introduced during the period. Sales are anticipated to increase as the product gains acceptance in the market.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the additional investment is to be between $5 million and $7 million. The exact amount will be based upon market acceptance of Patient Care Technology Systems, LLC’s (“PCTS”) AmeliorTM products and the need for investment funds. During the 3rd quarter PCTS continued to expand its customer base by adding two new sites with combined patient volumes of 65,000 annual visits. Through the end of the 3rd quarter PCTS customers served a total of approximately 93,000 Emergency Room patients using the AmeliorED product.

PCTS expects to complete the acquisition of HealthcareIT, the nation’s leading passive tracking solution provider during the 4th quarter. This acquisition will add approximately 35 sites to the PCTS installed base, serving over 1 Million patients a year. In addition, PCTS plans to integrate the HealthcareIT product into its AmeliorED product to provide the most comprehensive Emergency Room solution available today.

During the 4th quarter PCTS also expects to sign 5 new sites and install 3 additional systems, adding approximately 50,000 patient visits for the quarter. At the end of fiscal year 2004, PCTS solutions are expected to serve over 1,250,000 patients through over 45 hospitals around the U.S. and the PCTS product offering will now cover the Emergency Department, Operating Room and other high acuity areas of the hospital. PCTS will continue to focus on an aggressive expansion of its sales efforts, partnerships and acquisitions. During 2005, PCTS plans to expand its product scope to incorporate solutions for other high acuity departments such as Labor & Delivery and ICU. PCTS plans to implement their expansion plans in the high acuity market through a broader product offering by developing strategic partnership with vendors that offer unique and advanced technologies that are designed to enhance patient safety.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2004, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

31.1	– Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	– Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	– Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	– Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	CURRENT REPORTS ON FORM 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 15 2004	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 15, 2004	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)