Form 10KSB
period 2004-12-31
CONSULIER ENGINEERING INC
filed 2005-04-15
CIK 846718

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17756

                           CONSULIER ENGINEERING, INC.

                 (Name of small business issuer in its charter)


Florida                                      59-2556878
-------------------------------              -----------------------------------
(State or other jurisdiction of              (I.R.S Employer Identification No.)
incorporation or organization)

2391 Old Dixie Highway
Riviera Beach, FL                            33404-5456
----------------------------------------     ----------
(Address of principal executive offices)     (Zip Code)

                                 (561) 842-2492
                                 --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer's revenues for the fiscal year ended December 31, 2004 totaled
$48,626.

As of March 31, 2005, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 31, 2005 based on the average bid and asked price on such date was $3.40.

                           CONSULIER ENGINEERING, INC.

                         2004 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                                                           PAGE
                                                                                                           ----

Item 1.       Description of Business                                                                        3

Item 2.       Description of Property                                                                        6

Item 3.       Legal Proceedings                                                                              6

Item 4.       Submission of Matters to a Vote of Security Holders                                            6


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters                                       7

Item 6.       Management's Discussion and Analysis or Plan of Operation                                      7

Item 7.       Financial Statements                                                                          11

Item 8.       Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                                       12

Item 8a.      Controls and Procedures                                                                       12


                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance
                 With Section 16(a) of the Exchange Act                                                     13

Item 10.      Executive Compensation                                                                        15

Item 11.      Security Ownership of Certain Beneficial Owners and Management                                16

Item 12.      Certain Relationships and Related Transactions                                                16

Item 13.      Exhibits and Reports on Form 8-K                                                              17

Item 14.      Principal Accountant Fees and Services                                                        17



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

In June 1985, Consulier Engineering, Inc. ("Consulier" or the "Company") was incorporated in Florida. Its principal businesses are the development of household and tool products, and corporate and investment activities. In 2002, the Company was also in the distribution of automobile parts in the automotive after market. Consulier conducted its automobile parts distribution business through a wholly owned subsidiary, Southeast Automotive Acquisition Corporation (Southeast), which is based in Miami, Florida. Effective December 31, 2002, Consulier sold 70% of its interest in Southeast to Southeast's executive officers. In the 2nd Quarter of 2003, the Company sold its remaining interest in Southeast to Southeast's executive officers. Consulier's corporate office is located in Riviera Beach, Florida.

DESCRIPTION OF BUSINESS SEGMENTS

(1)  INVESTMENTS SEGMENT

INVESTMENT IN AVM, L.P.

Consulier owns a 10% equity interest in AVM, L.P. ("AVM"), a broker/dealer in U.S. Government securities formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions and presently employs 59 people in addition to the four members of its general partner. Warren B. Mosler ("Mosler"), Consulier's Chairman and majority shareholder is one of the founders of AVM and is a member of the general partner of AVM.

As of December 31, 2004 and 2003, Consulier's limited partnership interest represented approximately 10% of AVM's total partnership capital. Allocation of the partnership's income to its partners varies based on amounts of appreciation of the partnership's assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% of AVM's earning in 2004 and 8 1/2 % in 2003, amounting to $2,327,869 and $3,095,475 for 2004 and 2003, respectively.

Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier's capital.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% equity interest in BioSafe Systems, LLC. ("BioSafe"), a Connecticut limited liability corporation. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on BioSafe's Board of Managers. BioSafe had revenues of approximately $6,388,772 and $5,826,000 for fiscal 2004 and fiscal 2003, respectively. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Sales in the 4th Quarter were negatively effected by hurricane damage sustained by its customers.

SYSTEMS TECHNOLOGIES, LLC

During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC ("ST, LLC"), a Nevada limited liability company. During the year ended December 31, 2004, the Company made additional contributions of $5,180,000 to increase its investment in ST, LLC. As of December 31, 2004, the Company's interest in ST, LLC totaled 34%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company ("PCTS"). At December 31, 2004 ST, LLC's primary asset was its 75% investment in PCTS. The original ST, LLC agreement provided that the losses from ST, LLC be allocated to ST, LLC's principal members. Effective April 1, 2003, the agreement was amended and stipulates that the Company receives allocated losses to the extent that the Company has made capital contributions during the current year or since inception. Consequently, the loss allocated to the Company is greater than 34%. The Company's majority shareholder owns approximately 51% of ST, LLC, and together with the Company's 34%, the ownership aggregates 85%. The Company can require the Company's majority shareholder to purchase its interest in ST, LLC for cash equal to the Company's total capital contributions in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC's (primarily PCTS') projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary. Following is a summary of the results of operations of PCTS and the losses allocated to the Company:

                                                             (UNAUDITED)
                                                           (IN THOUSANDS)
                                                      -------------------------
                                                       2004              2003
                                                      -------           -------

Revenue                                               $   672           $   387
Costs and expenses                                      8,030             4,953
                                                      -------           -------

Net loss                                              $(7,358)          $(4,566)
                                                      =======           =======

Consulier's share of loss                             $(6,029)          $(4,566)
                                                      =======           =======



PCTS markets the Amelior(TM) patient care systems which are data based integrated emergency room information systems. During 2004, PCTS focused on acquiring new products and marketing and selling its Amelior(TM) systems, greatly expanded and upgraded their sales force and by year end had fully operational installations in 42 facilities which can serve approximately 1,200,000 patients annually.

FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

The Company owns a 34% equity interest in ST, LLC, however, as stipulated in the amended operating agreement, losses are allocated first to the Company subject to its contributions from inception. Consequently, the loss allocated to the Company was greater than 34%. This entity qualifies as a VIE under FIN 46(R), and we are the primary beneficiary. We began consolidating the balance sheet of ST, LLC in accordance with FIN 46(R), as of December 31, 2004. Previously the Company carried the investment under the equity method. A cumulative effect adjustment was not recorded upon initial consolidation because the Company had previously recognized its allocated share of losses and our investment had been written down to zero at December 31, 2004. ST, LLC's surplus in stockholders' equity at the December 31, 2004 (adoption date), is reflected as a minority interest liability in the consolidated balance sheet.

(2)  CORPORATE SEGMENT

GENERAL

Consulier's Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Since C-6 Products, Inc. was merged into the Company during the 3rd Quarter of 2004, the Company's only wholly owned subsidiary is Consulier International, Inc.

(3)  HOUSEHOLD AND TOOL PRODUCTS

In April 1997, C-6 Products, Inc. purchased six patents for tool and ladder related products. The patents are for work platform and tool holding attachments to ladders. Initial development was launched in April 1997 of a product that attached to a standard stepladder, converting it into a handy work platform for standard household chores, which is the present day Tool Topper(TM) Workstation and related accessories. The design and development was completed in 1998. On June 30, 2000, Tool Topper(TM) inventory and tooling were written down based on the unit's failure to meet expected sales and income goals.

During the third Quarter of 2003 Consulier International, Inc. took over the marketing of Tool Topper(TM) products. During the fourth Quarter of 2003, the Company was successful in selling substantially all of its Tool Topper(TM) inventory to an independent marketing company who resold the Tool Topper(TM)'s on QVC. The Company is in negotiations concerning possible licensing of its Tool Topper(TM) patents and molds. During the fourth Quarter of 2004 C-6 Products, Inc. was merged into Consulier Engineering, Inc.

(4)  AUTOMOTIVE PARTS DISTRIBUTION (DISCONTINUED OPERATIONS)

BACKGROUND

Southeast Automotive Acquisition Corporation (a former subsidiary) ("Southeast") is located in Miami, Florida. It is engaged in research, development and distribution to the automotive wholesale market. It celebrated its 21st year of existence in the automotive transmission industry, as a significant contributor of OEM Quality Aftermarket Products, distributing automotive flywheels, flex plates, transmission and engine mounts, torque struts, nylon gears, plastic components, grommets, cables and repair kits.

DIVESTITURE

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for the return of 45,000 shares of the Company's common stock, and a promissory note of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bore interest at 6% and was payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033.

On June 29, 2003, the Company transferred its remaining thirty percent of the common stock of Southeast to executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the original promissory note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20, 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003 the Company sold and assigned the Note to the Company's majority shareholder, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the Note which was received by the Company in collected funds on June 30, 2003.

(5)  HEALTHCARE INFORMATION AND TRACKING SYSTEM

PCTS markets the Amelior(TM) patient care systems which are data based integrated emergency room information systems. During the last Quarter of 2004, PCTS purchased Healthcare IT for $1,240,000. Healthcare IT, Inc. is a provider of passive tracking technology for Emergency Departments and Operating Rooms. The system tracks the real time status and location of patients and assets through wireless technology. PCTS offers advanced clinical information systems to hospitals Emergency Department and will cross market the passive tracking technology of Healthcare IT.

ITEM 2. DESCRIPTION OF PROPERTY

In May 2000, Consulier moved its headquarters to Riviera Beach, Florida, occupying approximately 500 square feet of office space in a building owned by Warren Mosler, the Company's majority shareholder.

Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, its former subsidiary for a five (5) year term which commenced on July 1, 2002 with an initial base rent of $10,000 per month; the lease contains provisions for annual CPI rental increases and two (2) options to renew for additional terms of five
(5) years each.

ITEM 3. LEGAL PROCEEDINGS

The Company, from time to time, is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.

As of December 31, 2004, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings, which were being contemplated except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business), which was filed on May 16, 2003. Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The election of five directors and the approval of independent auditors were submitted to a vote of shareholders at the Company's Annual Meeting held February 5, 2004. Warren B. Mosler, Alan R. Simon, Burck E. Grosse and Skender Fani were elected upon receipt of the following votes: for 4,446,226, against 0, and 600 shares abstaining. Goldstein Lewin & Co. was approved as independent auditors by a vote for of 4,446,226, against 0, and 600 shares abstaining.

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

The following table sets forth, for the periods indicated, the high and low bid prices for Consulier's common stock, as reported by NASDAQ.

YEAR ENDED DECEMBER 31, 2003                               HIGH               LOW
------------------------------------------               --------          --------
First quarter                                            $   2.60          $   2.05
Second quarter                                               3.00              2.20
Third quarter                                                2.65              2.20
Fourth quarter                                               3.00              2.00


YEAR ENDED DECEMBER 31, 2004                               HIGH               LOW
------------------------------------------               --------          --------
First quarter                                            $   5.25          $   2.50
Second quarter                                               4.00              2.75
Third quarter                                                3.40              2.25
Fourth quarter                                               5.50              2.75


As of March 31, 2005, there were approximately 342 record holders of Consulier's common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier's profitability, capital requirements and other factors.

NASDAQ LISTING

Consulier's common stock (Symbol: CSLR) is listed on the NASDAQ SmallCap Market and has been traded thereon since Consulier's initial public offering in May 1989.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Management's Discussion and Analysis and elsewhere in this Annual Report that state Consulier's or management's intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier's planned capital expenditure requirements, cash and working capital requirements, Consulier's expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier's actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier's business including, without limitation, risks associated with investing in BioSafe, AVM and ST, LLC, and the marketing of Consulier's Tool Topper(TM) and Cra-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier's patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CRITICAL ACCOUNTING POLICIES

The FASB issued Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)) describes variable interest entities. The Company's consolidated balance sheet includes the assets of ST, LLC, as of December 31, 2004, which is a variable interest entity. The statement of operations reflects the allocated loss from ST, LLC.

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

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

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:

PARTNERSHIP AND LIMITED LIABILITY COMPANY INVESTMENTS

The Company's Partnership and Limited Liability Company investments, all of which are less than 50% interests, are accounted for using the equity method or under the provisions of FIN 46(R). Income or loss is allocated by the investee to Consulier based on the partnership and LLC agreements.

REVENUE RECOGNITION

Sales are recorded upon shipment of goods to customers.

Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs of the Company are classified as a selling expense.

Revenue is derived from the licensing and sale of systems, either directly to end-users or through third-party resellers, comprised of internally developed software, third-party software and hardware components product support, maintenance and professional services. The Company's revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires the Company to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenues related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as contract receivables.

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

RESULTS OF OPERATIONS

CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS - During the twelve months ended December 31, 2004, sales decreased $145,340, to $48,626, from the prior twelve months. Cost of goods sold increased $7,854, to $26,472, from the comparable amounts recorded during the twelve months ended December 31, 2003. Gross profit for the twelve months ended December 31, 2004 decreased $153,194 from the year ended December 31, 2003, primarily due to the sale, during 2003, of previously written off inventory of Tool Topper(TM) and Cra-Z Soap (prior formula) of approximately $158,000. The decrease in selling, general and administrative costs were as a result of decreased accounting and auditing fees associated with the divestiture of Southeast Automotive. When these factors are combined they resulted in a $95,856 increase in operating loss, from $457,202 in 2003 to $553,058 in 2004.

Other income, consisting primarily of investment income, less net undistributed loss of equity investees reflects a total loss from other income of $3,326,815 in 2004, compared to total loss from other income of $1,130,701 during 2003. The primary reason for the decrease in net income was due to the increase in loss allocated from the Company's investment in ST, LLC (as discussed below) coupled with the following:

HOUSEHOLD AND TOOL PRODUCTS - During the third Quarter of 2003 Consulier International, Inc. began implementing marketing plans for the Captain Cra-Z Hand and All Purpose Cleaner to retail distribution outlets. During the fourth Quarter of 2003, the Company was successful in selling substantially all of its Tool Topper(TM) and Cra-Z Soap (prior formula) inventory to two independent marketing companies for approximately $158,000. This inventory had previously been written off in 2000.

INVESTMENT IN AVM - Investment income from Consulier's AVM limited partnership interest was $2,327,869 in 2004, a 24.8% decrease from 2003 income of $3,095,475. This represents annualized returns of 126% and 167% on Consulier's average investment during the years ended December 31, 2004 and 2003, respectively.

INVESTMENT IN BIOSAFE - Equity in income of BioSafe was $286,953 in 2004, a 8% increase over 2003 income of $265,148. This represents the Company's 40% interest in BioSafe's net income of approximately $717,000 in 2004, compared to approximately $663,000 in 2003. The Company received distributions from BioSafe of $720,439 of which $612,000 was a distribution of prior year's earnings.

INVESTMENT IN ST, LLC - Equity in the loss of ST, LLC was $6,029,544 for 2004 and $4,566,126 in 2003. The increase in losses allocated to the Company was mainly due to the increase in salary and outside services in the continuing installation effort of PCTS.

OUTLOOK FOR 2005

Based on AVM's recent operations and operating results over the past five years, management expects continued annualized returns in 2005 on Consulier's limited partnership investment. However, there is no guarantee that the returns of 126% and 167% in 2004 and 2003, respectively, will be maintained.

Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Cra-Z Hand and All Purpose Cleaner throughout 2005 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.

BioSafe Systems, LLC will be introducing a new product in the second half of 2005, specifically designed for use in the membrane filtration market. Trade named Sanidate, the product safely and efficiently cleans and sanitizes membrane filters used in numerous industries, notably power generation facilities. The necessary regulatory approvals and registrations are anticipated in the second Quarter of 2005. Additionally, BioSafe will introduce a Retail version of its popular TerraCyte Moss and Algaecide product for residential use. Also scheduled for a second half introduction, the product will be offered in 13 pound, shaker top containers, designed for ease of use. Gross Margins in 2005 continue to be pressured by significant freight cost factors, as well as increased petroleum based packaging costs. No significant Operating Cost factor increases are projected in 2005.

The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company's future investment has not been quantified at this time, it is expected that the investment will be between $5 million and $7 million. The exact amount will be based upon market acceptance of PCTS's Amelior products and the need for investment funds. PCTS currently has contracts for 10 additional installations which are scheduled to be in place during the 2nd, 3rd and 4th quarters of 2005. The new installations which should serve approximately 340,000 patients would bring the estimated number of patients to approximately 1,500,000 annually. During 2005 PCTS plans to expand its product scope to incorporate solutions for departments in addition to Emergency Room, such as Operating Room, ICU and Labor & Delivery. PCTS plans to concentrate on selling and marketing their newly acquired Passive Tracking solutions and further developing their product offerings by developing strategic partnerships with vendors that offer unique technologies and augment their core emergency department information system.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, Consulier's cash totaled $117,124 as compared to $1,002,613 at December 31, 2003, a decrease of $885,489. Net cash provided by operations was $483,788 in 2004, compared to net cash used in $840,873 in 2003. Net cash provided by operations increased mainly due to a decrease in an estimated receivable for an overpayment of estimated income taxes offset by changes in undistributed income (losses) and investment income from equity investees.

Net cash used in investing activities was $1,282,666 in 2004, compared to net cash provided by investing activities of $1,563,394 in 2003. The net decrease is the result of the additional contributions made in the continued investment in ST, LLC, of $5,180,000. The amounts were offset by distributions from investments in AVM and BioSafe of $3,048,308.

The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends in the short-term almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $5 million to $7 million, at which time the goal is for ST, LLC to be at the break-even point for its operations.

The Company does not trade derivative instruments. The Company is invested in AVM, which enters various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

IMPACT OF INFLATION AND CHANGING PRICES

Management does not consider the impact of inflation on Consulier's operations to be material. The operating segments of its businesses had inventories of $76,419 as of December 31, 2004. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation.

ITEM 7. FINANCIAL STATEMENTS

See table of contents to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        CHANGES IN CERTIFYING ACCOUNTANTS

Effective June 11, 2003, the accounting firm of BDO Seidman, LLP of West Palm Beach, Florida was dismissed as Consulier's auditor. Effective June 11, 2003, Goldstein Lewin & Co. of Boca Raton, Florida was appointed and retained by the Company as its auditor.

On June 13, 2003, the Company filed a Form 8-K per Regulation S-K, Item 304 (a)
(I) and submitted the following:

         (a) (i) the former accountant was dismissed.

         (ii) the accountant's report on the consolidated financial statements for the past two years contained no adverse opinions or disclaimers of opinions, nor was it modified as to uncertainty, audit scope, or accounting principles.

         (iii) the change of accountant was not recommended by anyone but precipitated by the Board of Directors and the Company's Audit Committee's desire to engage new accountants. The Board of Directors, Chairman of the Audit Committee and the outside Director members of the Audit Committee recommended and approved the accountant change.

         (iv) (A) during the registrant's two most recent fiscal years and the subsequent interim period through June 11, 2003, there were no disagreements, exceptions noted below, or "reportable events" with the former accountant as described in Item 304(a) (I) (iv) and (v) of Regulation S-K.

         As of March 31, 2003 there was a disagreement as to the propriety of consolidating the financial statements of a subsidiary that was partially sold effective December 31, 2002. The disagreement was ultimately resolved. Reference is made to Note 1 to the consolidated financial statements included in the Company's Form 10-QSB for the quarter ended March 31, 2003 for a discussion of this matter.

         (b) no added disagreements, requests or events that could effect the financial statements were made by the accountant.

ITEM 8A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management including our Company's President along with our company's Chief Financial Officer. Based upon that evaluation, our Company's President along with our Company's Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. Based upon that evaluation, no change in our Company's internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS


        DIRECTOR                                          POSITIONS AND OFFICES HELD AND PRINCIPAL OCCUPATION OR OTHER
          NAME                AGE         SINCE                      EMPLOYMENT DURING THE PAST FIVE YEARS
-------------------------    -------    ----------    ---------------------------------------------------------------------
Warren B. Mosler               55         1985        Chairman of the Board, 1985 to present. President and Chief
                                                      Executive Officer, June 1985 to May 1994.  In February 1999, Mr.
                                                      Mosler reassumed the positions of President and Chief Executive
                                                      Officer. Principal in AVM, L.P., a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.            54         1985        General Counsel, Treasurer and Secretary since November 2001.  1982 to present, private practice of law in Palm Beach Gardens,
                                                      Florida.  President of Consulier International, Inc.

Burck E. Grosse                75         1992        1991 to present, President, BG Consulting Group, Inc. July 1987 to
                                                      1991, Senior Vice President, Lear Group, Inc., general contracting firm. 1948 to 1987, General Motors Corporation.  Last position
                                                      General Director, Technical Service; responsible for coordination of all technical service functions for GM car and truck division.

Dr. Skender Fani               65         1999        Dr. Fani is the Chairman of the Board of Otis Elevators, Austria.
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

Warren B. Mosler, 55, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.

Alan R. Simon, 54, is a director, and has served as the Corporation's General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and has relocated his practice to Palm Beach Gardens, Florida in 2001. He is also President of Consulier International, Inc.

Clark T. Feezel has served as President and CEO of Consulier International since its inception in 2003 when it was founded as a wholly owned subsidiary of the Company. Previously, Mr. Feezel was a Regional Manager of Ferguson Enterprise, Inc. a division of Wosleley, PLC for thirteen years.

IDENTIFICATION OF AUDIT COMMITTEE

The Audit Committee of the Company is currently composed of three directors (Alan R. Simon, Burck E. Grosse and Skender Fani) and operates under a written charter adopted by the Board of Directors. The Company's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a comprehensive code of ethics that applies to its principle officers and persons performing similar functions.

The Company is committed to sound principles of corporate governance. The Company has adopted standards of business conduct applicable to all of its Board members and employees including the Chief Executive Officer and the Secretary/Treasurer.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate compensation paid to Consulier's Chief Executive Officer for the last three years:

                           SUMMARY COMPENSATION TABLE

                                                       FISCAL                                   ALL OTHER
            NAME AND PRINCIPAL POSITION                 YEAR               SALARY             COMPENSATION
       ---------------------------------------    -----------------    ----------------    --------------------
       Warren B. Mosler,                                2004              $ 75,000            $           -
       Chairman of the Board,                           2003              $ 75,000            $           -
       President and CEO                                2002              $ 75,000            $           -




Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.

OPTION/SAR GRANTS IN LAST FISCAL YEAR NEED TO CONFIRM

There were no stock options/SARs granted to executive officers during 2004 requiring disclosure.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

There were no stock options/SARs exercised during 2004 and no stock options/SARs outstanding at December 31, 2004.

LONG-TERM INCENTIVE AND PENSION PLANS

On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the Plan). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees' savings contributions or provide more money, through discretionary contributions. During 2004 and 2003 there were no matching or discretionary contributions made by the Company to employees' accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

COMPENSATION OF DIRECTORS

Directors are compensated $100 for attendance at each Board of Directors' meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2004:


                                                                     AMOUNT AND NATURE         PERCENT OF CLASS
                                   NAME AND ADDRESS                    OF BENEFICIAL                  AT
    TITLE OF CLASS                OF BENEFICIAL OWNER                    OWNERSHIP             DECEMBER 31, 2004
  -------------------    --------------------------------------    --------------------    -------------------------
        Common           Warren B. Mosler                               4,337,211                   82.7%
        Stock            5000 Estate Southgate
                         Christainsted, USVI 00820

        Common           Alan R. Simon                                 201,368 (1)                   3.8%
        Stock            3980 RCA Boulevard, Suite 8012
                         Palm Beach Gardens, FL 33420

        Common           Burck E. Grosse                                 10,000                      (2)
        Stock            11 Huntly Circle
                         Palm Beach Gardens, FL 33418

        Common           Charles Spaeth                                  10,000                      (2)
        Stock            13 Paddock Circle
                         Tequesta, FL 33469

                         All directors and executive
                         Officers as a group (4 people)                 4,558,579                   86.9%

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

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for 45,000 shares of the Company's common stock, and a promissory note of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, secured by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The note bore interest at 6% and was payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 20, 2033.

On June 29, 2003, the Company transferred its remaining thirty percent of the common stock of Southeast to executive officers of Southeast in consideration of their agreement to change the method of calculating the purchase price of the seventy percent of common stock of Southeast and their agreement to amend the original promissory note to reflect an original principal balance of $1,764,581 with a term of 40 years from June 20, 2003, with a balloon payment of $206,916 due on May 20, 2043; the remaining terms of the Note were unchanged. On June 30, 2003 the Company sold and assigned the Note to the Company's majority shareholder, together with its security interest for the consideration of $1,762,575, the then current unpaid principal balance and accrued interest due on the Note which was received by the Company in collected funds on June 30, 2003.

LEASE OF REAL ESTATE

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

(a)  Exhibits - See index subsequent to Annual Report.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate audit fees billed to Consulier by Goldstein Lewin & Co. for professional services rendered for the audited annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 was $85,200.


AUDIT-RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

AUDIT COMMITTEE POLICIES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

     o    approved by our audit committee; or

     o entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such polices and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Goldstein Lewin & Co. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Goldstein Lewin & Co.'s independence.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

                                CONSULIER ENGINEERING, INC.


Dated:  April 15, 2005          By: /s/ Warren B. Mosler
                                    ----------------------------------
                                    Warren B. Mosler
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 NAME                                   TITLE                                 DATE
     -----------------------------   ---------------------------------------------    ----------------------
     /s/ Warren B. Mosler            Chairman of the Board of Directors,              April 15, 2005
     --------------------
     Warren B. Mosler                President and Chief Executive Officer

     /s/ Alan R. Simon               Secretary, Treasurer                             April 15, 2005
     -----------------
     Alan R. Simon

     /s/ Burck E. Grosse             Director                                         April 15, 2005
     -------------------
     Burck E. Grosse

     /s/ Skender Fani                Director                                         April 15, 2005
     ----------------
     Skender Fani


                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
              FORM 10-KSB ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     (Goldstein Lewin & Co.)                                                                                F-1

CONSOLIDATED FINANCIAL STATEMENTS:

      Balance Sheet                                                                                         F-2

      Statements of Operations                                                                              F-3

      Statements of Stockholders' Equity                                                                    F-4

      Statements of Cash Flows                                                                              F-5

Notes to the Consolidated Financial Statements                                                              F-6



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida

We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2004 and the results of their operations and their cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Company changed the manner in which it accounts for its investment in a variable interest entity effective December 31, 2004 upon the adoption of FIN No. 46(R) Consolidation of Variable Interest Entities.

                                              /s/ Goldstein Lewin & Co.
                                              Certified Public Accountant


April 11, 2005
Boca Raton, Florida

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004

ASSETS                                                                    2004
                                                                       -----------
CURRENT ASSETS
      Cash and Cash Equivalents                                        $   117,124
      Receivables, Net of Allowance for Doubtful Accounts of $81,167       293,883
      Due from Related Parties                                              86,960
      Income Tax Receivable                                                747,068
      Inventories                                                           76,419
      Other Current Assets                                                  49,452
      Deferred Income Taxes                                                 87,883
                                                                       -----------
                      Total Current Assets                               1,458,789
PROPERTY AND EQUIPMENT, Net                                              1,853,181
CAPITALIZED SOFTWARE DEVELOPMENT COSTS                                     619,951
PARTNERSHIP AND LIMITED LIABILITY COMPANIES - INVESTMENTS                2,472,166
NOTE RECEIVABLE - RELATED PARTY                                            160,000
DEFERRED INCOME TAXES                                                      948,338
INTANGIBLE ASSET                                                         1,106,750
                                                                       -----------
                                                                       $ 8,619,175
                                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Line of Credit                                                   $   285,000
      Accounts Payable and Accrued Liabilities                             573,217
      Income Tax Payable                                                    28,420
                                                                       -----------

                      Total Current Liabilities                            886,637
                                                                       -----------
COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                        2,605,028
                                                                       -----------
STOCKHOLDERS' EQUITY:
      Common Stock of $.01 Par Value:
          Authorized 25,000,000 Shares; Issued 5,243,105 Shares             52,431
      Additional Paid-in Capital                                         3,216,008
      Retained Earnings                                                  2,477,839
                                                                       -----------
                                                                         5,746,278
      Less:
          Treasury Stock at Cost - 275,007 Shares                         (582,686)
          Notes Receivable for Common Stock                                (36,082)
                      Total Stockholders' Equity                         5,127,510
                                                                       -----------
                                                                       $ 8,619,175
                                                                       ===========

                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                2004           2003
                                                            -----------    -----------
Revenue:
      Net Sales                                             $    48,626    $   193,966
                                                            -----------    -----------
Operating Costs and Expenses:
      Cost of Goods Sold                                         26,472         18,618
      Selling, General and Administrative                       575,212        632,550
                                                            -----------    -----------
                      Total Operating Costs and Expenses        601,684        651,168
                                                            -----------    -----------
                      Operating Loss                           (553,058)      (457,202)
                                                            -----------    -----------
Other Income (Loss)/ (Expense):
      Investment Income - Related Parties                     2,327,869      3,095,475
      Interest Income - Related Parties                           4,610         24,138
      Interest Expense                                          (43,266)       (36,840)
      Net Undistributed (Loss) of Equity Investees           (5,742,591)    (4,300,978)
      Other Income                                              126,563         87,504
                                                            -----------    -----------
                      Total Other Income (Loss)/(Expense)    (3,326,815)    (1,130,701)
                                                            -----------    -----------

(Loss) from Continuing Operations Before Income Taxes        (3,879,873)    (1,587,903)
Income Tax Benefit                                            1,244,935        672,966
                                                            -----------    -----------
(Loss) from Continuing Operations                            (2,634,938)      (914,937)
                                                            -----------    -----------
Discontinued Operations:
      Income From Operations of Discontinued Subsidiary              --         15,420
      Less Income Taxes                                              --         (4,905)
                                                            -----------    -----------
                                                                     --         10,515
                                                            -----------    -----------

      Gain on Disposal of Subsidiary                                 --        342,782
      Less Income Taxes                                              --       (245,218)
                                                            -----------    -----------
                                                                     --         97,564
                                                            -----------    -----------
                      Net (Loss)                            $(2,634,938)   $  (806,858)
                                                            ===========    ===========
(Loss) Per Share - Basic and Diluted:
      Continuing Operations                                       (0.53)         (0.18)
      Discontinued Operations                                        --           0.02
                                                            -----------    -----------
                      Net (Loss) Per Share                  $     (0.53)   $     (0.16)
                                                            ===========    ===========

                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                         COMMON STOCK               TREASURY STOCK          ADDITIONAL
                                  ------------------------    ------------------------       PAID-IN
                                     SHARES         AMOUNT         SHARES       AMOUNT       CAPITAL
                                  -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2002          5,198,298       $51,983       218,055     $(417,911)   $3,124,253
Sale of Treasury Stock                                             (7,171)       12,411         5,378
Acquisition of Treasury Stock                                      45,000      (110,250)
Net (Loss)
Change in Unrealized Loss on
     Marketable Securities,
     Net of Tax Included in Loss


Total Comprehensive (Loss)
                                  -----------   -----------   -----------   -----------   -----------

Balance, December 31, 2003          5,198,298        51,983       255,884      (515,750)    3,129,631
Common Stock issued for Cash           44,807           448                                    86,377
Acquisition of Treasury Stock                                      19,123       (66,936)
Net (Loss)
Proceeds from Notes Receivable
     for Common Stock
                                  -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2004          5,243,105       $52,431       275,007     $(582,686)   $3,216,008
                                  ===========   ===========   ===========   ===========   ===========



                                                  NOTES
                                               RECEIVABLE       OTHER        TOTAL
                                   RETAINED        FOR      COMPREHENSIVE  STOCKHOLDERS'
                                   EARNINGS       COMMON         LOSS         EQUITY
                                  -----------  -----------   -----------   -----------
Balance, December 31, 2002        $5,919,635     $(76,540)     $(39,861)   $8,561,559
Sale of Treasury Stock                                                         17,789
Acquisition of Treasury Stock                                                (110,250)
Net (Loss)                          (806,858)                                (806,858)
Change in Unrealized Loss on
     Marketable Securities,
     Net of Tax Included in Loss
                                                                 39,861        39,861
                                                                          -----------
Total Comprehensive (Loss)                                                   (766,997)
                                 -----------  -----------   -----------   -----------

Balance, December 31, 2003         5,112,777      (76,540)           --     7,702,101
Common Stock issued for Cash                                                   86,825
Acquisition of Treasury Stock                                                 (66,936)
Net (Loss)                        (2,634,938)                              (2,634,938)
Proceeds from Notes Receivable
     for Common Stock                              40,458                      40,458
                                 -----------  -----------   -----------   -----------
Balance, December 31, 2004        $2,477,839     $(36,082)  $        --    $5,127,510
                                 ===========  ===========   ===========   ===========







                     The Accompanying Notes are an Integral
                 Part of These Consolidated Financial Statements

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                       2004          2003
                                                                                   -----------   -----------
Operating Activities:
     Net (Loss)                                                                    $(2,634,938)    $(806,858)
     Adjustments to Reconcile Net (Loss) to Net Cash Provided by
          (Used in) Operations:
              Gain on Sale of Discontinued Operations, Net of Tax                           --       (97,564)
              Gain on Sale of Marketable Security                                           --       (16,516)
              Depreciation                                                              25,559        25,557
              Amortization of Bonds Discount                                            18,326        15,540
              Undistributed Loss of Equity Investee                                  5,742,591     4,300,978
              Investment Income - Related Party                                     (2,327,869)   (3,095,475)
              Deferred Income Taxes                                                   (901,847)      (60,508)
              Cash Provided from Discontinued Operations                                    --       266,694
              Provision for Doubtful Accounts                                           70,586        71,101
              Changes in Operating Assets and Liabilities:
                  Decrease (Increase) in Receivables                                  (138,818)        7,903
                  Decrease (Increase) in Income Tax Receivable                         508,997    (1,381,396)
                  Decrease (Increase) in Inventories                                    10,681       (56,588)
                  Increase in Accounts Payable and Accrued Liabilities                  82,100        12,572
                  Increase (Decrease) in Income Taxes Payable                           28,420       (26,313)
                                                                                   -----------   -----------
                      Net Cash Provided by (Used in) Operations                        483,788      (840,873)
                                                                                   -----------   -----------
Investing Activities:
     Distributions from Partnership Interest                                         3,048,308     3,095,475
     Contributions to Partnership Interest                                          (5,180,000)   (4,057,005)
     Proceeds from Sale of Equity Investment                                                --        66,783
     Acquisition of Property and Equipment                                                  --        (4,400)
     Acquisition of Treasury Stock                                                     (66,936)           --
     Net Proceeds from Related Parties                                                 860,464     2,462,541
     Consolidation of Variable Interest Entity (Note 2)                                 55,498            --
                                                                                   -----------   -----------
                      Net Cash Provided by (Used in) Investing Activities           (1,282,666)    1,563,394
                                                                                   -----------   -----------
Financing Activities:
     Proceeds from Subscription Receivable                                              40,458            --
     Sale of Treasury Stock                                                                 --        17,789
     Payments on Bonds                                                                (357,786)           --
     Proceeds from Line of Credit                                                      285,000            --
     Payment of Related Party Payables                                                (141,108)           --
     Proceeds from the Issuance of Common Stock                                         86,825            --
                                                                                   -----------   -----------
                      Net Cash Provided by (Used in) Financing Activities              (86,611)       17,789
                                                                                   -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents                                      (885,489)      740,310
Cash and Cash Equivalents - Beginning of Period                                      1,002,613       262,303
                                                                                   -----------   -----------
Cash and Cash Equivalents - End of Period                                             $117,124    $1,002,613
                                                                                   ===========   ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash Paid for Taxes                                                               $20,691    $1,024,689
                                                                                   ===========   ===========

     Cash Paid for Interest                                                            $24,656       $21,300
                                                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
          Consolidation of Variable Interest Entity (Note 2)                        $2,549,530   $        --
                                                                                   ===========   ===========
          Repurchase of Treasury Stock in Connection with Discontinued Operations  $        --      $110,250
                                                                                   ===========   ===========


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

Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap(TM).

Consulier's investment income and losses are derived from investments in limited liability companies and limited partnership interests (Note 8) in BioSafe Systems, LLC ("BioSafe"), Systems Technologies, LLC ("ST, LLC") and AVM, L.P. ("AVM"), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier's Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is the majority member (75%) of Patient Care Technology Systems, LLC ("PCTS") which develops and licenses data based integrated emergency room information systems Amelior ED(TM). On September 28, 2004, PCTS acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc.("HIT"), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT tracks the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas.

On October 8, 2004, the Company merged C-6 Products, Inc. into Consulier Engineering, Inc. C-6 Products, Inc. distributed the Tool Topper(TM) products.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., (Note 2) (collectively known as the "Company"). The Company began consolidating ST, LLC, a variable interest entity ("VIE") as of December 31, 2004 (Note 2).

The accompanying consolidated financial statements include the accounts of Consulier and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%. For investments in partnerships that meet the criteria of a VIE and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated effective December 31, 2004 (Note 2).

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from these estimates.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents as of December 31, 2004.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer's ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.

Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers' financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

CONCENTRATIONS

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. ST, LLC's accounts receivable are concentrated in the healthcare industry. However, ST, LLC's customers typically have been well-established hospitals or medical facilities. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

To date, ST, LLC has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company's operating results.

ST, LLC currently buys all of its hardware and some major software components of its emergency room information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, the Company's management estimates the amount of provisions made for obsolete or slow moving inventory.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment under capital leases are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases is included in depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

INTANGIBLE ASSETS

Intangible assets consist of customer lists acquired in connection with PCTS's acquisition of HIT (Notes 2 and 7), which are being amortized, over five years, using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS - IMPAIRMENTS AND DISPOSALS

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company's incremental borrowing rate or fair value, if available.

PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS

The Company's partnership and limited liability companies ("LLC") investments, all of which are less than 50% interests, are accounted for using the equity method or consolidated under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46(R) Consolidation of Variable Interest Entities ("FIN 46(R)") which is effective for the Company's December 31, 2004, financial statements. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee's actual revenue, earnings capacity and estimated future undiscounted cash flows.

Due to the Company's partnership agreement with ST, LLC and ST, LLC's partnership agreement with PCTS, the Company is exposed to the majority of risk related to the activities of ST, LLC and PCTS. Therefore, in accordance with FIN 46(R), the Company considers ST, LLC as a variable interest entity that requires consolidation into the Company's financial statements as of December 31, 2004.

The Company has elected, as permitted under FIN 46(R), not to restate prior year's financial statements. In 2003 and 2004, the investment in ST, LLC was carried on the equity method of accounting. Since the Company consolidated ST, LLC as of December 31, 2004, there was no effect on operations from this accounting change. As a result of consolidating ST, LLC, a minority interest was created representing the other members.

STOCK-BASED COMPENSATION

In previous years, the Company granted stock options to employees under stock option plans that are more fully described in Note 10. The Company accounted for those plans using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." All options under such plans, granted in previous years, expired during 2001 and no new options were granted in 2004 and 2003. As such, there is no proforma effect on net income (loss) and

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

REVENUE RECOGNITION

Revenue from sales of goods are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. For the years ended December 31, 2004 and 2003, shipping and handling expenses were not material. Historically, the Company's warranty costs have been nominal as the Company's suppliers bear the cost of warranty claims.

Revenue is derived from the licensing and sale of systems, either directly to end-users or through third-party resellers, comprised of internally developed software, third-party software and hardware components, product support, maintenance and professional services. The Company's revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires the Company to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenues related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as receivables.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $8,736 and $35,627 for the years ended December 31, 2004 and 2003, respectively.

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

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company's statement of operations.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share - basic is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share - diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents, if any, are not included in the calculation of diluted earnings (loss) per common share diluted for the year ended December 31, 2004 and 2003, as their effect would be anti-dilutive.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in net assets of the Company during the period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company included net income (loss) adjusted for the change in net unrealized gain (loss) in a marketable security investment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivables, income taxes receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities. The carrying amount of investments approximate fair value based upon the recoverability of these assets.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Accounting For Revenue Arrangements with Multiple Elements." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with EITF 00-21. The adoption of SAB 104 did not have material impact on the Company's results of operations or financial position. The Company believes its revenue recognition policies are consistent with these standards.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity to be classified as liabilities. Many of these instruments previously were classified as equity or temporary equity and as such, SFAS 150 represents a significant change in practice in the accounting for a number of mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's results of operations, liquidity, or financial condition.

In November 2004, the FASB issued SFAS 151 "Inventory Costs", an amendment of ARB No. 43, Chapter 4. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expenses, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS 123R, "Share-Based Payment", which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS 123R is effective for public companies for interim or annual period beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which the effective date is December 15, 2005. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. APB 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning After June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company is in the process of determining the impact of this statement on its consolidated financial statements.

NOTE 2:  ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46(R)). In December 2003, the FASB modified FIN 46(R) to make certain technical corrections and address certain implementation issues that had arisen. FIN 46(R) provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.

In general, a VIE is an entity used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

FIN 46(R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2:   ACCOUNTING FOR VARIABLE INTEREST ENTITY (CONTINUED)

The Company owns a 34% equity interest in ST, LLC, however, as stipulated in the amended operating agreement, losses are allocated first to the Company subject to its contributions from inception. Consequently, the loss allocated to the Company was greater than 34%.This entity qualifies as a VIE under FIN 46(R), and we are the primary beneficiary. We began consolidating the balance sheet of ST, LLC in accordance with FIN 46(R), as of December 31, 2004. Previously the Company carried the investment under the equity method. A cumulative effect adjustment was not recorded upon initial consolidation because the Company had previously recognized its allocated share of losses and our investment had been written down to zero at December 31, 2004. ST, LLC's surplus in stockholders' equity at the December 31, 2004 (adoption date), is reflected as a minority interest liability in the consolidated balance sheet (Note 15).

As of December 31, 2004, total assets and liabilities of the ST, LLC is as follows:

     Cash                                                       $   55,498
                                                                ----------
     Accounts Receivable                                           142,968
     Fixed Assets                                                  802,242
     Capitalized Software Costs                                    619,951
     Customer Lists                                              1,106,750
     Other Assets                                                  272,745
     Accounts Payable and Accrued Liabilities                     (395,126)
                                                                ----------
                                                                $2,549,530
                                                                ----------

     Minority Interest                                          $2,605,028
                                                                ==========

See Notes 8 and 16 for additional information.

NOTE 3:   DISCONTINUED OPERATIONS

Effective December 31, 2002, the Company sold seventy percent of the common stock of its wholly-owned subsidiary, Southeast, to executive officers of Southeast, in exchange for the return of 45,000 shares of the Company's common stock, and a promissory note (the "Note") of approximately $1,600,000 payable to the Company by Southeast for its pre-existing debt to the Company, collateralized by Southeast's assets, the common stock in Southeast and the purchasers' personal guarantees, limited to the cash in Southeast at December 31, 2002 of approximately $228,000. The Note bears interest at 6% and is payable in monthly installments of principal and interest of approximately $9,600 beginning February 20, 2003 through January 2033. Southeast's activities included primarily the sale of automobile parts in the automotive after-market.

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

NOTE 4:   CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. As of December 31, 2004, the Company had $167,649 in these accounts.

The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.

There were no sales to any one customer which comprised more than 5% of consolidated revenue during the year ended December 31, 2004.

NOTE 5:   RECEIVABLES

Receivables consist of the following as of December 31, 2004:

     Trade receivables                                           $ 228,023
     Receivable from Investment in Partnership                     147,027
                                                                  --------
                                                                   375,050
     Less allowance for doubtful accounts                          (81,167)
                                                                  --------
                                                                 $ 293,883
                                                                  ========

NOTE 6:   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31, 2004:

                                             RANGE OF
                                              USEFUL
                                           LIVES (YEARS)
                                           ------------
     Building and Improvements                 30            $   830,463
     Land                                      N/A               412,000
     Computer Hardware and Software            3-5             1,133,654
     Machinery and Equipment                   5-7               242,692
     Furniture and Fixtures                    5-7               175,956
                                                              ----------
                                                               2,794,765

     Less: Accumulated Depreciation                             (941,584)
                                                              ----------

                                                             $ 1,853,181
                                                              ==========

Depreciation expense totaled $25,559 for the year ended December 31, 2004.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:   INTANGIBLE ASSETS

Intangible assets at December 31, 2004 consist of:

                                                                 2004
                                                             -----------
     Customer List                                           $ 1,106,750
     Less: Accumulated Amortization                                    -
                                                              ----------
                                                             $ 1,106,750
                                                              ==========

Estimated future amortization is as follows:

     YEAR ENDING DECEMBER 31,
     ------------------------
               2005                                          $   233,000
               2006                                              233,000
               2007                                              233,000
               2008                                              233,000
               2009                                              174,750
                                                              ----------
                                                             $ 1,106,750
                                                              ==========


NOTE 8:   PARTNERSHIP AND LIMITED LIABILITY COMPANIES - INVESTMENTS

The limited partnership and limited liability company interests consist of Consulier's investment in AVM, BioSafe and ST, LLC.

AVM, L.P

Consulier owned approximately 10% of AVM capital as of December 31, 2004 and 2003. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 8% and 8 1/2% of AVM's earnings during 2004 and 2003, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM's general partner may also expel Consulier from the partnership through payment of the balance of Consulier's capital account.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:   PARTNERSHIP AND LIMITED LIABILITY COMPANIES - INVESTMENTS (CONTINUED)

Following is a summary of the financial information of AVM as of and for the years ended December 31:

                                                         2004            2003
                                                     ------------    ------------
     Cash                                            $ 23,269,632    $ 60,137,179
     Due from brokers                                   3,995,000       3,797,006
     Securities owned                                     462,752         521,561
     Investment in affiliate and other assets           6,416,144       1,690,146
                                                      -----------     -----------
        Total assets                                 $ 34,143,528    $ 66,145,892
                                                      ===========     ===========

     Due to brokers                                  $  2,390,854    $  4,839,835
     Customer payables & subordinated borrowings        2,033,504      39,382,169
     Other liabilities                                  1,868,368       2,907,795
     Anticipated partners' withdrawals                  3,318,247       1,370,318
                                                      -----------     -----------
        Total liabilities                               9,610,973      48,500,117
                                                      -----------     -----------
     Partners' capital                                 24,532,555      17,645,775
                                                      -----------     -----------
        Total liabilities and partners' capital      $ 34,143,528    $ 66,145,892
                                                      ===========     ===========
     Revenue                                         $ 68,651,275    $ 77,326,384
                                                      ===========     ===========
     Net income                                      $ 29,364,096    $ 36,373,133
                                                      ===========     ===========
        Consulier's share of AVM's earnings          $  2,327,869    $  3,095,475
                                                      ===========     ===========

The carrying value of Consulier's investment in AVM was $1,852,133 at December 31, 2004.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% interest in BioSafe. At December 31, 2004 and 2003 BioSafe's summarized financial information was as follows:

                                                             (UNAUDITED)
                                                          2004           2003
                                                      -----------    -----------
     Total Assets                                     $ 1,720,486    $ 2,024,000
                                                       ==========     ==========
     Total Liabilities                                $   183,525    $   309,000
                                                       ==========     ==========
     Revenue                                          $ 6,388,772    $ 5,826,259
     Costs and Expenses                                 5,671,389      5,163,389
                                                       ----------     ----------
     Net Income                                       $   717,383    $   662,870
                                                       ==========     ==========
     Consulier's Share of Earnings                    $   286,953    $   265,148
                                                       ==========     ==========

The carrying value of Consulier's investment in BioSafe was $620,033 at December 31, 2004.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8:   PARTNERSHIP AND LIMITED LIABILITY COMPANIES - INVESTMENTS (CONTINUED)

SYSTEMS TECHNOLOGIES, LLC

During August 2002, Consulier purchased a 14.25% interest in ST, LLC, a Nevada limited liability company. During the year ended December 31, 2004, Consulier made additional contributions of $5,180,000. As of December 31, 2004, Consulier's interest in ST, LLC totaled 34%, representing the Company's maximum ownership percentage as stipulated in the operating agreement. ST, LLC is a member of Patient Care Technology Systems, LLC ("PCTS"), a California limited liability company. ST, LLC's primary asset is its 75% (at December 31, 2004) investment in PCTS. The original ST, LLC operating agreement provided that the losses from ST, LLC be allocated to ST, LLC's principal members based upon the capital contributions made from the inception of the LLC. Effective April 1, 2003, this agreement was amended and provides that Consulier receive allocated losses to the extent of Consulier's contributions from inception. Consequently, the loss allocated to Consulier was greater than 34%. Consulier's majority shareholder owns approximately 51% of ST, LLC, and together with the Company's 34%, the combined ownership aggregates 85%.

Consulier can require Consulier's principal shareholder to purchase its interest in ST, LLC for cash equal to the Consulier's capital contributions in ST, LLC at any time with 60 days written notice.

Management has evaluated ST, LLC's (primarily PCTS's) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be necessary.

Following is a summary of the summarized financial information of PCTS and the losses allocated to Consulier:

                                                           (UNAUDITED)
                                                       2004            2003
                                                   ------------    ------------
     Total Assets                                  $  3,000,154    $  3,092,000
                                                    ===========     ===========
     Total Liabilities                             $    395,126    $    447,000
                                                    ===========     ===========
     Revenue                                       $    672,623    $    386,958
     Costs and Expenses                               9,342,454       4,953,084
                                                    -----------     -----------
     Net Loss                                      $ (8,669,831)   $ (4,566,126)
                                                    ===========     ===========
     Consulier's Share of Loss                     $ (6,029,544)   $ (4,566,126)
                                                    ===========     ===========

Based upon the provisions of FIN 46(R), the Company's investment in ST, LLC was eliminated in consolidation at December 31, 2004.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   INCOME TAXES

Provisions (benefits) for federal and state income tax in the consolidated statements of operations consist of the following:

     CONTINUING OPERATIONS                           2004              2003
     ---------------------                       ------------      ------------
     Current:
        Federal                                  $   (651,068)     $   (612,458)
        State                                          28,420                 -
                                                  -----------       -----------
                                                     (622,648)         (612,458)
                                                  -----------       -----------
     Deferred:
        Federal                                      (409,257)          (53,931)
        State                                        (213,030)           (6,577)
                                                  -----------       -----------
                                                     (622,287)          (60,508)
                                                  -----------       -----------
           Total income tax (benefit)            $ (1,244,935)     $   (672,966)
                                                  ===========       ===========


     DISCONTINUED OPERATIONS                         2004              2003
     -----------------------                     ------------      ------------
     Current:
        Federal                                  $          -      $     66,822
        State                                               -             7,425
                                                  -----------       -----------
                                                            -            74,247
                                                  -----------       -----------
     Deferred:
        Federal                                             -           158,288
        State                                               -            17,588
                                                  -----------       -----------
                                                            -           175,876
                                                  -----------       -----------
           Total income tax expense              $          -      $    250,123
                                                  ===========       ===========

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

                                                     2004              2003
                                                 ------------      ------------
     Tax expense (benefit) at statutory rate     $ (1,095,030)     $   (539,887)
     State income tax expense (benefit) net
        of federal tax effect                        (149,905)          (43,409)
     Transfer to discontinued operations                    -           (72,571)
     Other                                                  -           (17,099)
                                                  -----------       -----------
     Income tax (benefit)                        $ (1,244,935)     $   (672,966)
                                                  ===========       ===========

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:   INCOME TAXES (CONTINUED)

The Company utilized all of its capital loss carry-forward during the year ended December 31, 2003 due to the sale of Southeast. During the year ended December 31, 2004, the Company generated a Federal tax net operating loss that is to be carried-back to prior year operating income, giving rise to an income tax refund. As of December 31, 2004, the Company had state tax loss carry-forwards of approximately $4,967,000 available to reduce future years' income for state tax purposes through 2023.

The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                     2004              2003
                                                 ------------      ------------
     Depreciation                                $     17,653      $     17,653
     Allowance for doubtful accounts                   30,543             8,655
     Tax loss carry forward                           922,701            57,794
     Other                                             16,405            16,405
     Accrued Wages                                     48,919            33,867
                                                  -----------       -----------
        Total Net Deferred Tax Asset             $  1,036,221      $    134,374
                                                  ===========       ===========

Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2004 as follows:

     Net Short-Term Deferred Tax Assets          $     87,883
     Net Long-Term Deferred Tax Assets                948,338
                                                  -----------
        Net Deferred Tax Assets                  $  1,036,221
                                                  ===========

NOTE 10:  STOCKHOLDERS' EQUITY

STOCK OPTION PLANS

Consulier established a Tandem Stock Option Plan ("Tandem Plan") and an Incentive Stock Option Plan ("Incentive Plan") covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. ("MACC"). Under the Tandem Plan, qualified and non-qualified options may be granted.

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

Options to purchase 61,232 shares of Consulier's common stock by employees were exercised in fiscal 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2004, $36,082 remains outstanding and is recorded as notes receivable for common stock, included as a reduction of stockholders' equity.

On October 8, 1991, the majority shareholder of the Company granted options to one of the officers of the Company to purchase common stock of the Company from that primary shareholder. As of

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:  STOCKHOLDERS' EQUITY (CONTINUED)

December 31, 2004, the remaining balance of these options amounted to 190,000 shares at $1.25 per share. Since the issuance of these options in 1991 and all subsequent revisions made to the options were for reasons unrelated to the business of Consulier Engineering, Inc., no accounting recognition was reflected on the books and records of the Company in 1991 nor at the time of any subsequent extension.

CAPITAL STOCK

During February 2003, the Company received the return of 45,000 shares of its common stock held by certain executive officers of Southeast in connection with the sale of that subsidiary. The value of the stock was based upon the closing market value on the day received (Note 3).

On December 23, 2003, 7.171 shares of restricted treasury stock with a historical cost of $12,411 were sold to a related party for cash of $17,789 (approximately $2.48 per share, the then market price).

On December 31, 2004 a former bondholder exercised warrants to purchase 40,000 shares of common stock at $1.75 per share for cash of $70,000.

During December 2004, the Company repurchased 19,123 shares of its common stock from one of its former bondholders for $3.50 per share for a total purchase price of $66,936.

On December 23, 2004, 4,807 shares of stock were issued to a related party for cash of $16,825 (approximately $3.50 per share, the then market price).

COMMON STOCK WARRANTS

In connection with the issuance of bonds in prior years, Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.75 per share. The fair value of the warrants represented an original issue discount, which were amortized over the term of the bonds. The allocated value of the warrants had been recorded as additional paid-in-capital.

The following represents the stock option activity during the years ended December 31, 2004 and 2003:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                       OPTIONS         PRICE
                                                      ---------       --------
     Balance at January 1, 2003                          70,000       $  1.75
     Options granted                                          -             -
     Options exercised                                        -             -
     Options expired                                          -             -
                                                      ---------        ------

     Balance at December 31, 2003                        70,000          1.75
     Options granted                                          -             -
     Options exercised                                   40,000          1.75
     Options expired                                     30,000          1.75
                                                      ---------        ------
     Balance at December 31, 2004                             -       $     -
                                                      =========        ======

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:  RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

PCTS has notes receivable from two employees totaling $160,000 as of December 31, 2004. These unsecured notes receivable are non-interest bearing and due on demand.

DUE FROM RELATED PARTIES

Due from related parties represents loans made to certain employees during the year ended December 31, 2004. These unsecured loans are non-interest bearing and due on demand.

OTHER

For other related party transactions see Notes 8, 10 and 14.

NOTE 12:  BUSINESS SEGMENT INFORMATION

SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: automotive parts distribution, distribution of household and tool products, investments, and corporate. The automotive parts distribution segment distributed after-market automotive and truck parts to wholesale markets, which is shown as discontinued operations (Note 3). The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and limited liability companies. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2004 and 2003 are as follows:

                                                      YEAR ENDED DECEMBER 31, 2004
                               -----------------------------------------------------------------------------
                               DISTRIBUTION      INVESTING       CORPORATE      DISCONTINUED
                                ACTIVITIES       ACTIVITIES      ACTIVITIES      OPERATIONS        TOTAL
                              --------------    ------------    ------------    ------------    ------------
Revenue (b)                    $     48,626     $          -    $          -    $          -    $     48,626
Operating Income (Loss)            (167,482)               -        (385,576)              -        (553,058)
Other Income (Loss)                       -       (3,414,722)         87,907               -      (3,326,815)
(Loss) From Continuing
Operations(a)                      (118,856)      (3,414,722)        898,640               -      (2,634,938)
Total Assets                   $     82,284     $  5,345,338    $  3,191,553    $          -    $  8,619,175

                                                      YEAR ENDED DECEMBER 31, 2003
                               -----------------------------------------------------------------------------
                               DISTRIBUTION      INVESTING       CORPORATE      DISCONTINUED
                                ACTIVITIES       ACTIVITIES      ACTIVITIES      OPERATIONS        TOTAL
                              --------------    ------------    ------------    ------------    ------------
Revenue (b)                    $    193,966     $          -    $          -    $          -    $    193,966
Operating Income (Loss)            (211,294)               -        (245,908)              -        (457,202)
Other Income (Loss)                       -       (1,205,503)         74,802               -      (1,130,701)
Income (Loss) From
   Continuing Operations(a)        (121,746)        (694,601)        (98,590)              -        (914,937)
Income (Loss) From
   Discontinued Operations                -                -               -         108,079         108,079
Total Assets                   $    214,683     $  3,755,196    $  4,308,781    $          -    $  8,278,660

------------
(a) All interest expense incurred by the Company was allocated to the Corporate Activities Segment.
(b)  There were no intersegment revenue during the year.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:  EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share for the years ended December 31:

                                                                2004           2003
                                                            -----------    -----------
EARNINGS (LOSS) PER SHARE COMPUTATION:

   NUMERATOR:
      (Loss) from continuing operations                     $(2,634,938)   $  (914,937)
      Discontinued operations, net of income taxes                    -        108,079
                                                            -----------    -----------
      Net (Loss)                                            $(2,634,938)   $  (806,858)
                                                            ===========    ===========
   DENOMINATOR:
      Average number of common shares outstanding             4,942,577      4,935,439
                                                            ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE COMPUTATION:

   NUMERATOR:
      (Loss) from continuing operations                     $(2,634,938)      (914,937)
      Discontinued operations, net of income taxes                    -        108,079
                                                            -----------    -----------
      Net (Loss)                                            $(2,634,938)   $  (806,858)
                                                            ===========    ===========
   DENOMINATOR:
      Average number of common shares outstanding             4,942,577      4,935,439
      Incremental shares for assumed exercise of warrants             -            (a)
                                                            -----------    -----------
      Total shares                                            4,942,577      4,935,439
                                                            ===========    ===========

------------
(a) The weighted average shares of common stock outstanding were not adjusted for potential effects of the Company's stock options/warrants because of their antidilutive effect.

NOTE 14: COMMITMENTS AND CONTINGENCIES

LINE OF CREDIT

On August 1, 2004, the Company renewed its line of credit agreement ("borrowing") with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% (4.5% and 3.22%, respectively at December 31, 2004). The borrowings are collateralized by primarily all assets of the Company, by collateral pledged by the principal shareholder, WBM Investors Limited Partnership (partially owned by the majority shareholder) and AVM, L.P. (Note
7). The revolving credit agreement matures on August 1, 2005. As of December 31, 2004, the Company borrowed $285,000 under this credit agreement.

                  CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL PROCEEDING

From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company's financial position or results of operations.

LEASES

The Company leases office space under month-to-month leases. Rent expense charged to operations was $2,181 for the year ended December 31, 2003, all of which was to related parties. The Company did not incur any rent expense during the year ended December 31, 2004.

On December 31, 2004 the Company consolidated ST, LLC in accordance with FIN 46(R) (Note 2), which has a non-cancelable operating leases for office space. The office lease, which matures on June 2005, requires aggregate monthly payments of approximately $18,500.

LEASE OF REAL ESTATE

Consulier leases its industrial warehouse to Southeast (Note 3) with a base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease is 5 years, ending on June 30, 2007. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease. Rental income totaled $120,000 and $120,000 for the year ended December 31, 2004 and 2003, respectively, and is included in other income on the consolidated statements of operations.

NOTE 15:  401(K) PLAN

PCTS maintains a 401(k) Employee Retirement Plan to provide all qualified employees with retirement benefits. Presently, the Company pays the administrative cost of the plan, and does not make any matching contributions to participants.

NOTE 16:  SUBSEQUENT EVENT

AMENDMENT TO THE ST, LLC OPERATING AGREEMENT

Effective April 1, 2005, ST, LLC amended its operating agreement to reallocate membership interests based upon historical contributions. As a result of this amendment, the Company's ownership percentage in this limited liability company increased to approximately 61% and will be included as a majority owned consolidated subsidiary. Therefore, the provisions of FIN 46(R) will no longer apply as of April 1, 2005.

                               FORM 10-KSB ITEM 13
                                    EXHIBITS

                                                                              PAGE
                                                                              ----
Exhibit 31(i) - Certification Pursuant to 18 U.S.C. Section 1350,
  as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         E-1

Exhibit 31(ii) - Certification Pursuant to 18 U.S.C. Section 1350,
  as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002         E-2

Exhibit 32(i) Certification Pursuant to Section 906 of the Sarbanes-Oxley
  Act of 2002 (18 U.S.C. Section 1350)                                         E-3

Exhibit 32(ii) Certification Pursuant to Section 906 of the Sarbanes-Oxley
  Act of 2002 (18 U.S.C. Section 1350)                                         E-4