Form 10QSB
period 2005-03-31
CONSULIER ENGINEERING INC
filed 2005-05-23
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 3, 2005, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share.

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

PART-I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

2005
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$358,319
Receivables, Net of Allowance for Doubtful Accounts of $81,167	539,876
Due from Related Parties	84,097
Income Tax Receivable	651,068
Inventories	75,228
Assets Held for Sale	496,160
Other Current Assets	49,452
Deferred Income Taxes	87,883

Total Current Assets	2,342,083

PROPERTY AND EQUIPMENT, Net	1,560,556
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	542,457
PARTNERSHIP AND LIMITED LIABILITY COMPANY — INVESTMENTS	2,478,260
NOTE RECEIVABLE — RELATED PARTY	160,000
DEFERRED INCOME TAXES	882,054
INTANGIBLE ASSET	1,048,500

$9,013,910

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of Credit	$435,000
Accounts Payable and Accrued Liabilities	696,536
Income Tax Payable	28,420
Due to Related Party	40,027

Total Current Liabilities	1,199,983

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,552,837

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	3,216,008
Retained Earnings	2,581,988

5,850,427

Less:
Treasury Stock at Cost - 275,007 Shares	(582,686)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	5,261,090

$9,013,910

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
Revenue:
Software Licensing Fees	$190,350	$—
Other Revenue	7,435	17,768

Total Revenue	197,785	17,768

Operating Costs and Expenses:
Cost of Other Revenue	1,572	8,198
Payroll and Related Expense	1,134,807	31,308
Selling, General and Administrative	458,071	69,745
Professional Services	232,458	30,228
Depreciation and Amortization	190,881	6,389

Total Operating Costs and Expenses	2,017,789	145,868

Operating Loss	(1,820,004)	(128,100)

Other Income (Loss)/ (Expense):
Investment Income — Related Parties	706,558	777,804
Interest Income — Related Parties	—	1,206
Interest Expense	(9,844)	(9,254)
Net Undistributed Income (Loss) of Equity Investees	6,094	(1,309,351)
Other Income	71,548	30,940

Total Other Income (Loss)/(Expense)	774,356	(508,655)

(Loss) from Operations Before Minority Interest and Income Taxes	(1,045,648)	(636,755)

Minority Interest in Consolidated Subsidiary Losses	1,216,081	—

Income (Loss) from Operations Before Income Taxes	170,433	(636,755)

(Provision) Benefit for Income Taxes	(66,284)	232,626

Net Income (Loss)	$104,149	$(404,129)

Income (Loss) Per Share — Basic and Diluted:	$0.02	$(0.08)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	5,243,105	$52,431	275,007	$(582,686)
Payments on Notes Receivable	—	—	—	—
Net Income	—	—	—	—

Balance, March 31, 2005	5,243,105	$52,431	275,007	$(582,686)

			Notes
			Receivable
	Additional		for	Total
	Paid-in	Retained	Common	Stockholders'
	Capital	Earnings	Stock	Equity
Balance, December 31, 2004	$3,216,008	$2,477,839	$(36,082)	$5,127,510
Payments on Notes Recievable	—	—	29,431	29,431
Net Income	—	104,149	—	104,149

Balance, March 31, 2005	$3,216,008	$2,581,988	$(6,651)	$5,261,090

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash Flows (Used in) Provided by Operating Activities	$(1,637,632)	$551,174

Investing Activities:
Distributions from Partnership Interest	706,558	777,804
Contributions to Partnership Interest	—	(1,000,000)
Acquisition of Property and Equipment	(254,276)	—
(Increase) Decrease in Due from Related Parties	2,863	(149,501)

Net Cash Provided by (Used in) Investing Activities	455,145	(371,697)

Financing Activities:
Proceeds from Subscription Receivable	29,431	40,458
Proceeds from Minority Shareholder	1,204,224	—
Proceeds from Related Parties	40,027	—
Proceeds from Line of Credit	150,000	—

Net Cash Provided by Financing Activities	1,423,682	40,458

Increase in Cash and Cash Equivalents	241,195	219,935

Cash and Cash Equivalents — Beginning of Period	117,124	1,002,613

Cash and Cash Equivalents — End of Period	$358,319	$1,222,548

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Transfer of Property and Equipment to Assets Held for Sale	$491,764	$—

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

Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .

Consulier’s investment income and losses are derived from investments in limited liability companies and limited partnership interests (Note 3) in BioSafe Systems, LLC (“BioSafe”), Systems Technologies, LLC (“ST, LLC”) and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is the majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems Amelior ED™. On September 28, 2004, PCTS acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc.(“HIT”), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT tracks the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas.

On October 8, 2004, the Company merged C-6 Products, Inc. into Consulier Engineering, Inc. C-6 Products, Inc. distributed the Tool TopperTM products.

Basis of Consolidation

The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., (collectively known as the “Company”). The Company began consolidating ST, LLC, a variable interest entity (“VIE”) as of December 31, 2004 (Note 2).

The accompanying condensed interim consolidated financial statements include the accounts of Consulier and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%. For investments in partnerships that meet the criteria of a VIE and where the Company is deemed to be the primary beneficiary for accounting purposes, such entities are consolidated effective December 31, 2004 (Note 2).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interim Financial Data

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Consulier Engineering, Inc. and subsidiaries (“Consulier”) as of March 31, 2005, and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2004.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis, actual results could differ from these estimates and those differences maybe material.

Concentrations

Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. ST, LLC’s accounts receivable are concentrated in the healthcare industry. However, ST, LLC’s customers typically have been well-established hospitals or medical facilities. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

To date, ST, LLC has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results.

ST, LLC currently buys all of its hardware and some major software components for its emergency room information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination.

Intangible Assets

Intangible assets consist of customer lists acquired in connection with PCTS’s acquisition of HIT (Note 2), which are being amortized, over five years, using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Partnership and Limited Liability Companies Investments

The Company’s partnership and limited liability companies (“LLC”) investments, all of which are less than 50% interests, are accounted for using the equity method or consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46® Consolidation of Variable Interest Entities (“FIN 46®”) which is effective as of December 31, 2004. The Company owns less than 20% in the partnership investment, however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

Due to the Company’s partnership agreement with ST, LLC and ST, LLC’s partnership agreement with PCTS, the Company is exposed to the majority of risk related to the activities of ST, LLC and PCTS. Therefore, in accordance with FIN 46®, the Company considers ST, LLC as a variable interest entity that requires consolidation into the Company’s financial statements as of December 31, 2004.

The Company has elected, as permitted under FIN 46®, not to restate prior year’s financial statements. In 2003 and 2004, the investment in ST, LLC was carried on the equity method of accounting. As a result of consolidating ST, LLC, a minority interest was created representing the other members.

Stock-Based Compensation

In previous years, the Company granted stock options to employees under stock option plans that are more fully described in the Company’s 10-KSB for the year ended December 31, 2004. The Company accounted for those plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All options under such plans, granted in previous years, expired during 2001 and no new options were granted in 2005 and 2004.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

Revenue from sales of goods are recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. For the three months ended March 31, 2005 and 2004, shipping and handling expenses were not material. Historically, the Company’s warranty costs have been nominal as the Company’s suppliers bear the cost of warranty claims.

Software revenue is derived from the licensing and sale of systems, either directly to end-users or through third-party resellers, comprised of internally developed software, third-party software and hardware components, product support, maintenance and professional services. The Company’s revenue recognition policies conform to Statement of Position 97-2, Software Revenue Recognition. Generally, revenue from software license fees and hardware sales to end-users is recognized when a master agreement is signed and products are made available to end-users. Revenues from agreements that contain multiple-element arrangements are allocated to the various elements based on the fair value of the elements. Revenues related to routine installation and integration and project management are deferred until the work is performed. If a contract requires the Company to perform services and modifications that are deemed significant to system acceptance, revenues are recorded either on the percentage-of-completion method or revenues related to the delivered hardware and software components are deferred until such obligations are deemed insignificant, depending on the contractual terms. The Company follows this method since reasonably dependable estimates of the revenues and costs applicable to various stages of a contract can be made. Recognized revenues and profit are subject to revisions as the contract progresses to completion. Revisions in profit estimates are charged or credited to income in the period in which the facts that give rise to the revision become known. Revenues from consulting, education, and application-hosting services are recognized as the services are performed. Revenues from short-term support and maintenance agreements are recognized ratably over the term of the agreements. Billings to customers recorded prior to the recognition of revenues are classified as deferred revenues. Revenues recognized prior to progress billings to customers are recorded as receivables.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentations.

NOTE 2. ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46®). In December 2003, the FASB modified FIN 46® to make certain technical corrections and address certain implementation issues that had arisen. FIN 46® provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.

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

FIN 46® requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.

The Company owns 34% equity interest in ST, LLC as of March 31, 2005; however, as stipulated in the amended operating agreement, losses are allocated first to the Company subject to its contributions from inception. Consequently, the loss allocated to the Company could be greater than 34%. This entity qualifies as a VIE under FIN 46®, and we are the primary beneficiary. We began consolidating the balance sheet and operations of ST, LLC in accordance with FIN 46® as of December 31, 2004. Previously the Company carried the investment under the equity method. ST, LLC’s surplus in stockholders’ equity at March 31, 2005, is reflected as a minority interest liability in the unaudited condensed interim consolidated balance sheet.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 2. ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE) (CONTINUED)

Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital investment in ST, LLC at any time with 60 days written notice. Consulier has contributed to ST, LLC approximately $11,122,000 since inception and has no remaining net investment at March 31, 2005 after the allocation of ST, LLC’s losses.

As of March 31, 2005, total assets and liabilities of ST, LLC are as follows:

Cash	$48,441
Accounts Receivable	113,357
Assets Held for Sale	496,160
Fixed Assets	475,672
Capitalized Software Costs	542,457
Customer Lists and Other Intangible Assets	1,048,500
Other Assets Including Employee Advances	272,548
Accounts Payable and Accrued Liabilities	(489,534)

$2,507,601

Minority Interest	$2,552,837

The following table sets forth the unaudited pro-forma consolidated results of operations for the three months ended March 31, 2005 and 2004 giving effect to the consolidation of ST, LLC, as if the Company had consolidated this entity as of the beginning of the periods presented:

	Three Months Ended
	March 31,
	2005	2004
Revenues	$197,785	$115,768

Net Income(Loss)	$104,149	$(404,129)

Net Income(Loss) per Share – Basic and Diluted	$0.02	$(0.08)

NOTE 3. ASSETS HELD FOR SALE

Assets held for sale as of March 31, 2005 totaled $496,160 and represented computer equipment and furniture that are sold to customers who license software from the Company. Assets held for sale are stated at the lower of cost or market.

NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY

The limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)

AVM, L.P.

Consulier owns approximately 7.55% of AVM L.P.’s (“AVM”) capital as of March 31, 2005 and approximately 10% at March 31, 2004. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.78% of AVM’s earnings during the three-month periods ended March 31, 2005 and 2004. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

Following is a summary of the result of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2005	2004
Revenue	$21,204	$24,400
Cost and Expenses	8,976	15,215

Net Income	$12,228	$9,185

Consulier’s Share of Earnings	$706	$778

Net investment in AVM, L.P. at March 31, 2005 was approximately $1,852,000.

BIOSAFE SYSTEMS, LLC

Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2005	2004
Revenue	$1,232	$1,423
Cost and Expenses	1,217	1,283

Net Income	$15	$140

Consulier’s Share of Earnings	$6	$56

Net investment in BioSafe Systems, LLC at March 31, 2005 was approximately $626,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5. EARNINGS PER SHARE

Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,
	2005		2004
BASIC AND DILUTED EARNINGS PER SHARE
COMPUTATION:
NUMERATOR:
Net Income (Loss)	$104,149		$(404,129)

DENOMINATOR:
Average number of common shares outstanding	5,243,105	(a)	4,942,414

(a) As of March 31, 2005, the Company did not have any outstanding common stock equivalents to be included in its diluted earnings per share computation.

Common stock equivalents were not included in the calculation of diluted loss per common share for the three ended March 31, 2004, as their effect would be anti-dilutive.

NOTE 6. SEGMENT INFORMATION

The Company’s continuing operations are currently comprised of four segments; distribution, investing, corporate activities and medical software activities. These operating units are managed from the Company’s Riviera Beach, Florida and Aliso Viejo, California facilities.

Detailed below are the results of operations by segment for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31, 2005
				Medical
	Distribution	Investing	Corporate	Software
	Activities	Activities	Activities	Activities	Total
Revenue (b)	$7,435	$—	$—	$190,350	$197,785
Operating (Loss)	(3,278)	—	(140,644)	(1,676,082)	(1,820,004)
Other Income (Loss)	—	707,156	67,200	—	774,356
Minority Interest Loss	—	—	—	1,216,081	1,216,081
Income Tax Provision	—	—	(66,284)	—	(66,284)
Net Income (Loss) (a)	(3,278)	707,156	(139,728)	(460,001)	104,149
Total Assets	$82,794	$2,480,760	$3,412,887	$3,037,469	$9,013,910

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6. SEGMENT INFORMATION (CONTINUED)

	Three Months Ended March 31, 2004
				Medical
	Distribution	Investing	Corporate	Software
	Activities	Activities	Activities	Activities	Total
Revenue (b)	$17,768	$—	$—	$—	$17,768
Operating (Loss)	(45,018)	(4,963)	(78,119)	—	(128,100)
Other Income (Loss)	—	(499,401)	(9,254)	—	(508,655)
Income Tax Benefit	—	—	232,626	—	232,626
Net Income (Loss) (a)	(45,018)	(504,364)	145,253	—	(404,129)
Total Assets	$142,142	$5,273,409	$2,560,098	$—	$7,975,649

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the year.

NOTE 7: INCOME TAXES

Provisions (benefits) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months
CONTINUING OPERATIONS	Ended March 31,
	2005	2004
Current:
Federal	$—	$—
State	—	—

Deferred:
Federal	56,911	(197,604)
State	9,373	(35,022)

	66,284	(232,626)

Total income tax (benefit)	$66,284	$(232,626)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months
	Ended March 31,
	2005	2004
Tax expense (benefit) at statutory rate	$54,760	$(204,589)
State income tax expense (benefit) net of
federal tax effect	6,187	(23,114)
Other	5,337	(4,923)

Income tax (benefit)	$66,284	$(232,626)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7: INCOME TAXES (CONTINUED)

During the quarter ended March 31, 2004, the Company generated a Federal tax net operating loss that is to be carried-back to prior year operating income, giving rise to an income tax refund. As of March 31, 2005, the Company had a Federal and state tax loss carry-forwards totaling approximately $1,752,000 and $5,435,000, respectively, available to reduce future years’ income through 2023.

The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2005 and 2004 are as follows:

	2005	2004
Depreciation	$17,653	$47,854
Allowance for doubtful accounts	30,453	8,655
Tax loss carry forward	856,507	260,219
Other	16,405	16,405
Accrued Wages	48,919	33,867

Total Net Deferred Tax Asset	$969,937	$367,000

Deferred tax assets and liabilities are reflected on the interim condensed consolidated balance sheet as of March 31, 2005:

Net Short-Term Deferred Tax Assets	$87,883
Net Long-Term Deferred Tax Assets	882,054

Net Deferred Tax Assets	$969,937

NOTE 8: SUBSEQUENT EVENT

Amendment to the ST, LLC Operating Agreement

Effective April 1, 2005, ST, LLC amended its operating agreement to reallocate membership interests based upon historical contributions. As a result of this amendment, the Company’s ownership percentage in this limited liability company increased to approximately 54% and will be included as a majority owned consolidated subsidiary. Therefore, the provisions of FIN 46® will no longer apply as of April 1, 2005.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The following compares the results of operations for the three ended March 31, 2005 with the three months ended March 31, 2004:

During the quarter ended March 31, 2005, sales increased totaled approximately $180,000 from the comparable amounts recorded during the quarter ended March 31, 2004. However, approximately $190,000 is due to the consolidation of ST, LLC. Income from continuing operations for the first quarter of 2005 was approximately $104,000, or $.02 per share, compared to a loss of approximately $404,000, or $.08 per share, for the first quarter of 2004.

During the quarter ended March 31, 2005, other income (loss)/(expense) increased from a loss to income by approximately $1,283,000 from the comparable amounts for the quarter ended March 31, 2004. This was primarily a result of the decrease in the undistributed loss of equity investees – related party of approximately $1,315,000, due to the consolidation of ST, LLC in accordance with FIN 46®, and the increase in the minority interest investment in ST, LLC.

Investment in Systems Technologies, LLC (“ST, LLC”) – The loss allocated from ST, LLC was approximately $460,000 in the first quarter of 2005, after the minority interest loss allocation of approximately $1,216,000, compared to a loss of approximately $1,365,000 in the first quarter of 2004. Management continues to monitor these activities as it relates to budget amounts. See Liquidity and Capital Resources and Future Outlook sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.

Investment in BioSafe Systems, LLC (“BioSafe”) – Equity in the income of BioSafe was approximately $6,000 in the first quarter of 2005, compared to income of approximately $56,000 for the quarter ended March 31, 2004. This represents the Company’s 40% interest in BioSafe’s net income of approximately $15,000 in the first quarter of 2005, compared to income of approximately $140,000 in the first quarter of 2004.

Investment in AVM, L.P. (“AVM”) – Equity in the income of AVM was $707,000 in the first quarter of 2005, compared to income of approximately $778,000 for the quarter ended March 31, 2004. This represents the Company’s 5.77% interest in AVM’s net income of approximately $12,200,000 in the first quarter of 2005, compared to income of approximately $9,185,000 in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, Consulier’s cash totaled approximately $358,000 as compared to approximately $117,000 at December 31, 2004. Net cash used in operations was approximately $1,638,000 for the three months ended March 31, 2005 compared to approximately $551,000 of net cash provided in the three months ended March 31, 2004. Net cash provided by investing activities was primarily due to the distribution of approximately $707,000 from AVM during the three months ended March 31, 2005 offset by acquisition of property and equipment totaling approximately $254,000.

Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital investment (dollar for dollar) in ST, LLC at any time with 60 days written notice. Consulier has contributed to ST, LLC approximately $11,122,000 since inception and has no remaining net investment at March 31, 2005, after the allocation of ST, LLC’s losses.

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

The Company has a $2,000,000 line of credit from a bank available, of which $435,000 has been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as sales increase within that limited liability company.

FUTURE OUTLOOK

Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2005 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the second quarter of 2005 will be maintained.

Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Captain Cra-Z Hand and All Purpose Cleaner throughout 2005 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.

The impact of the severe weather in Florida continues to impact that market for BioSafe. Sales volumes in that market continue to be off by 50%, however, aquatic market segment nationwide continues its 200% sales increase. Gross margins remain strong and have partially offset the sales volume shortfall. We fully expect to recover the volume lost in the first quarter and return to historical levels by the end of the third quarter of 2005.

The Company intends to increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the additional investment is to be between $5 million and $7 million. The exact amount will be based upon market acceptance of Patient Care Technology Systems, LLC’s (“PCTS”) AmeliorTM products and the need for investment funds

The acquisition of HealthcareIT, the nation’s leading passive tracking solution provider during the 4th quarter of 2004 has proven positive. The Company is successfully “cross marketing” both products as anticipated.

ITEM 3. CONTROLS AND PROCEDURES

Our management, which includes our CEO and CFO, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) at the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, no change in our company’s internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2005, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

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

CONSULIER ENGINEERING, INC.

(Registrant)

Date: May 23, 2005	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 23, 2005	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)