Form 10QSB
period 2005-06-30
CONSULIER ENGINEERING INC
filed 2005-08-22
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 19, 2005, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share.
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

PART-I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)

2005
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$263,221
Receivables, Net of Allowance for Doubtful Accounts of $81,167	509,975
Due from Related Parties	42,521
Income Tax Receivable	651,068
Inventories	70,710
Assets Held for Sale	83,504
Other Current Assets	92,776
Deferred Income Taxes	87,883

Total Current Assets	1,801,658

PROPERTY AND EQUIPMENT, Net	2,211,896
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	464,995
PARTNERSHIP AND LIMITED LIABILITY COMPANY — INVESTMENTS	2,549,169
NOTE RECEIVABLE — RELATED PARTIES	160,000
DEFERRED INCOME TAXES	1,099,978
INTANGIBLE ASSET	990,250

$9,277,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of Credit	$754,000
Accounts Payable and Accrued Liabilities	578,215
Income Tax Payable	44,799
Deferred Revenue	257,140
Due to Related Party	79,919

Total Current Liabilities	1,714,073

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,622,815

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	3,216,008
Retained Earnings	2,261,956

5,530,395
Less:
Treasury Stock at Cost - 275,007 Shares	(582,686)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	4,941,058

$9,277,946

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30		JUNE 30
	2005	2004	2005	2004
Revenue:
Software Licensing Fees	$161,623	$—	$351,973	$—
Other Revenue	4,168	21,309	9,195	39,077

Total Revenue	165,791	21,309	361,168	39,077

Operating Costs and Expenses:
Cost of Other Revenue	4,837	1,925	6,409	10,123
Payroll and Related Expense	1,126,745	27,192	2,261,552	58,500
Selling, General and Administrative	541,433	20,170	1,004,804	89,915
Professional Services	323,738	59,202	550,896	89,430
Depreciation and Amortization	275,542	6,390	466,423	12,779

Total Operating Costs and Expenses	2,272,295	114,879	4,290,084	260,747

Operating Loss	(2,106,504)	(93,570)	(3,928,916)	(221,670)

Other Income (Loss)/ (Expense):
Investment Income – Related Parties	652,187	662,981	1,358,745	1,440,785
Interest Income — Related Parties	—	1,206	—	2,412
Interest Expense	(7,298)	(9,205)	(17,142)	(18,459)
Net Undistributed Income (Loss) of Equity Investees	70,909	(1,481,904)	77,003	(2,791,255)
Other Income	31,821	30,757	105,776	61,697

Total Other Income (Loss)/(Expense)	747,619	(796,165)	1,524,382	(1,304,820)

(Loss) from Operations Before Minority Interest and Income Taxes	(1,358,885)	(889,735)	(2,404,534)	(1,526,490)

Minority Interest in Consolidated Subsidiary Losses	820,930	—	2,037,011	—

Income (Loss) from Operations Before Income Taxes	(537,955)	(889,735)	(367,523)	(1,526,490)

(Provision) Benefit for Income Taxes	217,924	321,659	151,640	554,285

Net (Loss)	$(320,031)	$(568,076)	$(215,883)	$(972,205)

Income (Loss) Per Share — Basic and Diluted:	$(0.06)	$(0.11)	$(0.04)	$(0.19)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount

Balance, December 31, 2004	5,243,105	$52,431	275,007	$(582,686)
Payments on Notes Receivable	—	—	—	—

Net Loss	—	—	—	—

Balance, June 30, 2005	5,243,105	$52,431	275,007	$(582,686)

			Notes
			Receivable
	Additional		for	Total
	Paid-in	Retained	Common	Stockholders’
	Capital	Earnings	Stock	Equity
Balance, December 31, 2004	$3,216,008	$2,477,839	$(36,082)	$5,127,510
Payments on Notes Receivable	—	—	29,431	29,431

Net Loss	—	(215,883)	—	(215,883)

Balance, June 30, 2005	$3,216,008	$2,261,956	$(6,651)	$4,941,058

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Cash Flows (Used in) Provided by Operating Activities	$(3,336,553)	$455,893

Investing Activities:
Distributions from Partnership Interest	1,358,745	1,440,785
Contributions to Partnership Interest	—	(2,500,000)
Acquisition of Property and Equipment	(553,682)	—
(Increase) Decrease in Due from Related Parties	44,439	(12,296)

Net Cash Provided by (Used in) Investing Activities	849,502	(1,071,511)

Financing Activities:
Proceeds from Subscription Receivable	29,431	40,458
Proceeds from Minority Shareholder	2,054,798	—
Proceeds from Related Parties	79,919	—
Proceeds from Line of Credit	469,000	—

Net Cash Provided by Financing Activities	2,633,148	40,458

Increase (Decrease) in Cash and Cash Equivalents	146,097	(575,160)

Cash and Cash Equivalents — Beginning of Period	117,124	1,002,613

Cash and Cash Equivalents — End of Period	$263,221	$427,453

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in three primary business lines: the distribution of Captain Cra-Z Soap™, investment activities and medical software activities.
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™.
Consulier’s income (loss) derived from ownership of limited liability companies are derived from investments in limited liability companies and limited partnership interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), Systems Technologies, LLC (“ST, LLC”) and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is the majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems, under the trade name Amelior ED™. Mosler ownership in ST, LLC was approximately 28% as of June 30, 2005. On September 28, 2004, PCTS acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc. (“HIT”), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT track the status and location of patients and assets through wireless badges worn by patients and staff or attached to equipment in the emergency department and ancillary areas.
On October 8, 2004, the Company merged C-6 Products, Inc. into Consulier Engineering, Inc. C-6 Products, Inc. distributed the Tool TopperTM products.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., (collectively known as the “Company”). The Company began consolidating ST, LLC, a variable interest entity (“VIE”) as of December 31, 2004. Effective April 1, 2005, ST, LLC amended its operating agreement to reallocate membership interests based upon historical contributions (Note 2).
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
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Consulier Engineering, Inc. and subsidiaries (“Consulier”) as of June 30, 2005, and the results of its operations and cash flows for the three months ended June 30, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2004.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis, actual results could differ from these estimates and those differences may be material.
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
Partnership and Limited Liability Companies Investments
The Company’s partnership and limited liability companies (“LLC”) investments, all of which are less than 50% interests, are accounted for using the equity method or consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) which is effective as of December 31, 2004. The Company owns less than 20% in the partnership investment; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.
Due to the Company’s partnership agreement with ST, LLC and ST, LLC’s partnership agreement with PCTS, the Company is exposed to the majority of risk related to the activities of ST, LLC and PCTS. Therefore, in accordance with FIN 46R, the Company considers ST, LLC as a variable interest entity that requires consolidation into the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the partnership agreement was amended to reallocate membership interests in this partnership based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
The Company has elected, as permitted under FIN 46R, not to restate prior year’s financial statements. In 2003 and 2004, the investment in ST, LLC was carried on the equity method of accounting. As a result of consolidating ST, LLC, a minority interest was created representing the other members.
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
Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”
Revenue Recognition
Revenue from sales of goods is recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. For the six months ended June 30, 2005 and 2004, shipping and handling expenses were not material. Historically, the Company’s warranty costs have been nominal as the Company’s suppliers bear the cost of warranty claims.
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
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). In December 2003, the FASB modified FIN 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.
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
FIN 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
The Company began consolidating the balance sheet and operations of ST, LLC in accordance with FIN 46R as of December 31, 2004. This entity qualified as a VIE under FIN 46R during that period, and we were the primary beneficiary. Previously the Company carried the investment under the equity method. ST, LLC’s surplus in stockholders’ equity at June 30, 2005, is reflected as a minority interest liability in the unaudited condensed interim consolidated balance sheet. On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 54%, thereby being subject to consolidation under the equity method of accounting.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 2.	ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE) (CONTINUED)
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital investment in ST, LLC at any time with 60 days written notice. Consulier has contributed to ST, LLC approximately $13 million since inception and has no remaining net investment at June 30, 2005.
As of June 30, 2005, total assets and liabilities of ST, LLC are as follows:

Cash	$132,181
Accounts Receivable	204,679
Assets Held for Sale	83,504
Fixed Assets	1,173,735
Capitalized Software Costs	464,995
Customer Lists and Other Intangible Assets	990,250
Other Assets Including Employee Advances	257,237
Accounts Payable and Accrued Liabilities	(688,670)

$2,617,911

Minority Interest	$2,622,815

The following table sets forth the unaudited pro-forma consolidated results of operations for the three and six months ended June 30, 2005 and 2004 giving effect to the consolidation of ST, LLC, as if the Company had consolidated this entity as of the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Revenues	$162	$178	$362	$276

Net Income(Loss)	$(1,121)	$(955)	$(1,579)	$(1,823)

Net Income(Loss) per Share – Basic and Diluted	$(0.21)	$(0.18)	$(0.30)	$(0.35)

NOTE 3.	ASSETS HELD FOR SALE
Assets held for sale as of June 30, 2005 totaled $83,504 and represented computer equipment and furniture that are sold to customers who license software from the Company. Assets held for sale are stated at the lower of cost or market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4.	PARTNERSHIP AND LIMITED LIABILITY COMPANY
The limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owns approximately 7.54% of AVM L.P.’s (“AVM”) capital as of June 30, 2005 and approximately 8.0% at June 30, 2004. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.6% and 8.5% of AVM’s earnings during the six-month periods ended June 30, 2005 and 2004, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.
Following is a summary of the result of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues	$18,528	$21,028	$39,7325	$45,429
Cost and Expenses	6,974	13,258	15,9505	28,474

Net Income	$11,554	$7,770	$23,782	$16,955

Consulier’s Share of Earnings	$652	$663	$1,356	$1,441

Net investment in AVM, L.P. at June 30, 2005 was $1,852,133.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues	$1,715	$1,518	$2,9475	$2,941
Cost and Expenses	1,537	1,485	2,7545	2,768

Net Income	$178	$33	$193	$173

Consulier’s Share of Earnings	$71	$13	$77	$69

Net investment in BioSafe Systems, LLC at June 30, 2005 was approximately $697,036.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5.	EARNINGS PER SHARE
Basic and diluted earnings per share for the six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005		2004
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)	$(320,031)		$(568,076)	$(215,883)		$(972,205)

DENOMINATOR:
Average number of common shares outstanding	5,243,105	(a)	4,942,414	5,243,105	(a)	4,942,414

(a)	As of June 30, 2005, the Company did not have any outstanding common stock equivalents to be included in its diluted earnings per share computation.
Common stock equivalents were not included in the calculation of diluted loss per common share for the three and six months ended June 30, 2005, as their effect would be anti-dilutive.

NOTE 6.	SEGMENT INFORMATION
The Company’s continuing operations are currently comprised of four segments; distribution, investing, corporate activities and medical software activities. These operating units are managed from the Company’s Riviera Beach, Florida and Aliso Viejo, California facilities.
Detailed below are the results of operations by segment for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30, 2005
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$4,168	$—	$—	$161,623	$165,791
Operating (Loss)	(10,124)	—	(154,854)	(1,941,526)	(2,106,504)
Other Income (Loss)	—	723,096	24,523	—	747,619
Minority Interest Loss	—	—	—	820,930	820,930
Income Tax Benefit (Expense)	—	(260,315)	46,919	431,320	217,924
Net Income (Loss) (a)	(10,124)	941,020	(130,331)	(1,120,596)	(320,031)
Total Assets	$82,667	$2,549,169	$3,339,529	$3,306,581	$9,277,946

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6.	SEGMENT INFORMATION (CONTINUED)

	Three Months Ended June 30, 2004
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$21,309	$—	$—	$—	$21,309
Operating (Loss)	(9,536)	(4,962)	(79,072)	—	(93,570)
Other Income (Loss)	—	(786,960)	(9,205)	—	(796,165)
Minority Interest Loss	—	—	—	—	—
Income Tax Provision	4,505	290,165	26,989	—	321,659
Net Income (Loss) (a)	(5,031)	(501,757)	(61,288)	—	(568,076)
Total Assets	$169,477	$4,993,603	$2,202,706	$—	$7,365,786

	Six Months Ended June 30, 2005
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$9,195	$—	$—	$351,973	$361,168
Operating (Loss)	(15,810)	—	(297,095)	(3,616,011)	(3,928,916)
Other Income (Loss)	—	1,440,218	84,164	—	1,524,382
Minority Interest Loss	—	—	—	2,037,011	2,037,011
Income Tax Benefit (Expense)	—	(573,570)	83,311	641,899	151,640
Net Income (Loss) (a)	(15,810)	866,648	(129,620)	(937,101)	(215,883)
Total Assets	$82,667	$2,549,169	$3,339,529	$3,306,581	$9,277,946

	Six Months Ended June 30, 2004
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$39,077	$—	$—	$—	$39,077
Operating (Loss)	(54,554)	(9,925)	(157,191)	—	(221,670)
Other Income (Loss)	—	(1,286,361)	(18,459)	—	(1,304,820)
Minority Interest Loss	—	—	—	—	—
Income Tax Benefit	16,809	470,695	66,781	—	554,285
Net Income (Loss) (a)	(37,745)	(825,591)	(108,869)	—	(972,205)
Total Assets	$169,477	$4,993,603	$2,202,706	$—	$7,365,786
(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.
(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	INCOME TAXES
Provisions (benefits) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	(187,109)	(272,724)	(130,757)	(470,328)
State	(30,815)	(48,935)	(20,883)	(83,957)

	(217,924)	(321,659)	(151,640)	(554,285)

Total income tax (benefit)	$(217,924)	$(321,659)	$(151,640)	$(554,285)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2005	2004	2005	2004
Tax expense (benefit) at statutory rate	$(182,905)	$(302,510)	$(124,957)	$(519,007)
State income tax expense (benefit) net of federal tax effect	(19,528)	(32,297)	(13,341)	(55,412)
Other	(15,491)	13,148	(13,342)	20,134

Income tax (benefit)	$(217,924)	$(321,659)	$(151,640)	$(554,285)

During the quarter ended June 30, 2005, the Company generated a Federal tax net operating loss that is to be carried-back to prior year operating income, giving rise to an income tax refund. As of June 30, 2005, the Company had Federal and state tax loss carry-forwards totaling approximately $2,295,289 and $5,802,323, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of June 30, 2005 are as follows:

2005
Depreciation	$17,653
Allowance for doubtful accounts	30,453
Tax loss carry forward	1,074,431
Other	16,405
Accrued Wages	48,919

Total Net Deferred Tax Asset	$1,187,861

Deferred tax assets and liabilities are reflected on the interim condensed consolidated balance sheet as of June 30, 2005:

Net Short-Term Deferred Tax Assets	$87,883
Net Long-Term Deferred Tax Assets	1,099,978

Net Deferred Tax Assets	$1,187,861

NOTE 8.	SUBSEQUENT EVENT
Effective July 15, 2005, the Company’s subsidiary, PCTS, entered into an asset purchase agreement with nuMedica, Inc. providing for the acquisition of certain assets of nuMedica’s paper charting division. The purchase price specified in the agreement was $592,223, payable in cash upon the completion of certain terms of the asset purchase agreement. Included in the purchase price was $200,000 assigned to one year non-compete agreements with the former owners of nuMedica, Inc. Pursuant to the asset purchase agreement, PCTS will not assume any debt, obligations, or other liabilities arising out of the seller’s business or operations as of July 15, 2005. With this acquisition, the Company expects to compete in the paper charting market segment and provide the Company with opportunities to migrate paper charting customers to its computer-based charting system, Amelior ED System.
The Company is still in the process of obtaining valuations of certain intangible assets and accordingly, allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following compares the results of operations for the three months ended June 30, 2005 and the six months ended June 30, 2005:
During the quarter ended June 30, 2005, sales increased approximately $144,000 from the comparable amounts recorded during the quarter ended June 30, 2004. However, approximately $162,000 is due to the consolidation of ST, LLC. Loss from operations for the second quarter of 2005 was approximately $320,000, or $0.06 per share, compared to a loss of approximately $568,000, or $0.11 per share, for the second quarter of 2004.
During the six months ended June 30, 2005, sales increased approximately $322,000 from the comparable amounts recorded during the six months ended June 30, 2004. However, approximately $352,000 is due to the consolidation of ST, LLC. Income from operations for the six months ended June 30, 2005 was approximately $216,000, or $0.04 per share, compared to a loss of approximately $972,000, or $0.19 per share, for the six months ended June 30, 2004.
During the quarter ended June 30, 2005, other income (loss)/(expense) increased from a loss to income by approximately $1,544,000 from the comparable amounts for the quarter ended June 30, 2004. This was primarily a result of the decrease in the undistributed loss of equity investees – related party of approximately $1,553,000, due to the consolidation of ST, LLC and the amendment to ST, LLC’s operating agreement.
During the six months ended June 30, 2005, other income (loss)/(expense) increased from a loss to income by approximately $2,829,000 from the comparable amounts for the six months ended June 30, 2004. This was primarily a result of the decrease in the undistributed loss of equity investees – related party of approximately $2,868,000, due to the consolidation of ST, LLC and the amendment to ST, LLC’s operating agreement.
Investment in BioSafe Systems, LLC (“BioSafe”) – Equity in the income of BioSafe was approximately $71,000 in the second quarter of 2005, compared to income of approximately $15,000 for the quarter ended June 30, 2004. This represents the Company’s 40% interest in BioSafe’s net income of approximately $178,000 in the second quarter of 2005, compared to income of approximately $33,000 in the second quarter of 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Investment in Systems Technologies, LLC (“ST, LLC”) – The loss allocated from ST, LLC was approximately $1,579,000 in the second quarter of 2005, after the minority interest loss allocation of approximately $781,000, compared to a loss of approximately $1,497,000 in the second quarter of 2004. Management continues to monitor these activities as it relates to budget amounts. See Liquidity and Capital Resources and Future Outlook sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
Investment in AVM, L.P. (“AVM”) – Equity in the income of AVM was $652,000 in the second quarter of 2005, compared to income of approximately $663,000 for the quarter ended June 30, 2004. This represents the Company’s 5.64% interest in AVM’s net income of approximately $11,500,000 in the second quarter of 2005, compared to income of approximately $770,000 in the second quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2005, Consulier’s cash totaled approximately $263,000 as compared to approximately $117,000 at December 31, 2004. Net cash used in operations was approximately $3,337,000 for the six months ended June 30, 2005 compared to approximately $456,000 of net cash provided in the six months ended June 30, 2004. Net cash provided by investing activities was primarily due to the distribution of approximately $1,359,000 from AVM during the six months ended June 30, 2005 offset by acquisition of property and equipment totaling approximately $554,000 and loans from related parties totaling approximately $44,000.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital investment (dollar for dollar) in ST, LLC at any time with 60 days written notice. Consulier has contributed to ST, LLC approximately $13,000,000 since inception and has no remaining net investment at June 30, 2005.
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

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
The Company has a $2,000,000 line of credit from a bank available, of which $754,000 has been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as the sales increase within that limited liability company.
FUTURE OUTLOOK
Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2005 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the second quarter of 2005 will be maintained throughout fiscal 2005.
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
Strong performances in our Agricultural and Aquatics market segments combined to account for the sales growth experienced in the Quarter. The timing of the rebound in the Agriculture market brought this segment to a positive 7.6% over the first half of 2005, while our achievement of the projected growth in Aquatics’ product sales produced an almost doubling of the year-to-date results in that market. The timing of the sales in the Horticulture and Post Harvest markets, adversely effected temporarily by tighter inventory purchasing trends, offset some of the gains in Agriculture and Aquatics.
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
The acquisition of HealthcareIT, the nation’s leading passive tracking solution provider’s Passive Tracking Division, products and customer base during the 4th quarter of 2004 has proven positive. The Amelior ED Tracker™ eliminates confusion over patient location, personnel location, equipment location and order status, facilitates maximum utilization of beds, decreases follow-up calls to ancillaries, reduces length of stay and patient walkouts, improves patient flow, increases ward security, reduces patient dissatisfaction with their emergency room experience and provides record keeping essential for emergency room management and regulatory compliance. The Company is successfully “cross marketing” the Amelior ED Tracker™ with other Amelior™ products.

On July 15, 2005, the Company acquired the products and customer base of the paper charting division of nuMedica, Inc. Marketed as formED, the products comprise a set of paper charting templates used by physicians in emergency departments who have not yet adopted computer-based charting systems such as the Company’s comprehensive Amelior ED™ system. With this acquisition, the Company is now able to compete in the significant paper charting market segment which today accounts for over a third of the emergency department market. This provides the Company with the future opportunity to migrate paper customers to the Company’s Amelior suite of emergency department software in order to realize the enhanced communication, management and safety benefits possible from adopting computer-based systems.

ITEM 3.	CONTROLS AND PROCEDURES
Our management have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15e and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that except as provided below, our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended. Management has determined that there are certain internal control deficiencies that they consider to be, in the aggregate, a material weakness, including, untimely identification and resolution of certain accounting matters; failure to perform timely review of accounting information by individuals with appropriate levels of experience, and inability to prepare accounting reconciliations for its fixed assets. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes internal control from reducing to an appropriate low level the risk that material misstatements in our financial statements will not be prevented or detected in a timely basis.
The Company is continuing to investigate the underlying causes of these material weaknesses and will consider the implementation of the following corrective actions: (1) Retention of additional personnel to respond to the financial reporting and control complexities associated with the Company’s expanding operations; and (2) Developing and implementing additional control procedures over the review processes and other procedures including the initiation and review of adjusting journal entries as well as the accounting for certain fixed assets classified as sales type or operating leases to its customers.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.
Change in Internal Controls: There have been no significant changes made in the Company’s internal controls and there were no other factors that could significantly effect our internal controls during the quarterly periods covered by this report.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
As of June 30, 2005, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
The Company is a “Controlled Company” as defined in Marketplace 4350 (c) (5) and is therefore exempt from the requirements of Marketplace Rule (c) (4) (B).

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

CONSULIER ENGINEERING, INC. (Registrant)

Date: August 22, 2005	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 22, 2005	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)