Form 10QSB
period 2005-09-30
CONSULIER ENGINEERING INC
filed 2005-11-21
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
As of November 15, 2005, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005
(UNAUDITED)

2005
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$386,131
Receivables, Net of Allowance for Doubtful Accounts of $81,167	457,706
Due from Related Parties	26,788
Income Tax Receivable	651,068
Inventories	65,832
Assets Held for Sale	139,382
Other Current Assets	79,279
Deferred Income Taxes	87,883

Total Current Assets	1,894,069

PROPERTY AND EQUIPMENT, Net	2,706,796
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, Net	387,501
PARTNERSHIP AND LIMITED LIABILITY COMPANY — INVESTMENTS	2,832,480
NOTE RECEIVABLE — RELATED PARTIES	160,000
DEFERRED INCOME TAXES	1,276,291
INTANGIBLE ASSET, Net	1,210,333

$10,467,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of Credit	$1,382,000
Accounts Payable and Accrued Liabilities	831,024
Income Tax Payable	10,599
Unearned Revenue	238,374
Note Payable — Related Party	118,290

Total Current Liabilities	2,580,287

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	3,216,942

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:	52,431
Authorized 25,000,000 Shares; Issued 5,243,105 Shares
Additional Paid-in Capital	3,216,008
Retained Earnings	1,991,139

5,259,578
Less:
Treasury Stock at Cost - 275,007 Shares	(582,686)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’
Equity	4,670,241

$10,467,470

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004
Revenue:
Software Licensing Fees	$455,443	$—	$807,416	$—
Other Revenue	20,485	4,403	29,680	43,480

Total Revenue	475,928	4,403	837,096	43,480

Operating Costs and Expenses:
Cost of Other Revenue	6,998	13,871	13,407	23,994
Payroll and Related Expense	1,243,657	31,669	3,505,209	95,006
Selling, General and Administrative	642,745	54,849	1,658,340	90,312
Professional Services	341,418	19,225	892,314	150,551
Depreciation and Amortization	310,259	10,275	765,891	30,824

Total Operating Costs and Expenses	2,545,077	129,889	6,835,161	390,687

Operating Loss	(2,069,149)	(125,486)	(5,998,065)	(347,207)

Other Income (Loss)/(Expense):
Investment Income – Related Parties	309,440	395,399	1,668,185	1,836,184
Interest Income – Related Parties	—	1,778	—	4,190
Interest Expense	(11,638)	(6,153)	(28,780)	(24,612)
Net Undistributed Income (Loss) of Equity Investees	283,312	(1,854,673)	360,315	(4,645,928)
Other Income	31,883	33,129	137,659	94,826
Loss on Disposal of Equipment	(95,746)	—	(95,746)	—

Total Other Income (Loss)/(Expense)	517,251	(1,430,520)	2,041,633	(2,735,340)

(Loss) from Operations Before Minority Interest and Income Taxes	(1,551,898)	(1,556,006)	(3,956,432)	(3,082,547)

Minority Interest in Consolidated Subsidiary Losses	1,104,768	—	3,141,779	—

(Loss) from Operations Before Income Taxes	(447,130)	(1,556,006)	(814,653)	(3,082,547)

Income Tax Benefit	176,313	550,230	327,953	1,104,515

Net (Loss)	$(270,817)	$(1,005,776)	$(486,700)	$(1,978,032)

(Loss) Per Share – Basic and Diluted:	$(0.05)	$(0.20)	$(0.09)	$(0.40)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	5,243,105	$52,431	275,007	$(582,686)
Payments on Notes Receivable	—	—	—	-
Net (Loss)	—	—	—	-

Balance, September 30, 2005	5,243,105	$52,431	275,007	$(582,686)

			Notes
			Receivable
	Additional		for	Total
	Paid-in	Retained	Common	Stockholders’
	Capital	Earnings	Stock	Equity
Balance, December 31, 2004	$3,216,008	$2,477,839	$(36,082)	$5,127,510
Payments on Notes Receivable	—	—	29,431	29,431
Net (Loss)	—	(486,700)	—	(486,700)

Balance, September 30, 2005	$3,216,008	$1,991,139	$(6,651)	$4,670,241

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
Cash Flows (Used in) Provided by Operating Activities	$(4,871,379)	$384,485

Cash Flows From Investing Activities:
Distributions from Partnership Interest	1,668,185	2,142,184
Contributions to Partnership Interest	—	(4,240,000)
Acquisition of Property and Equipment	(1,249,490)	—
Proceeds from the Sale of Equipment	3,105	—
Acquisition of Intangible Assets	(340,000)	—
Decrease in Due from Related Parties	60,172	740,950

Net Cash Provided by (Used in) Investing Activities	141,972	(1,356,866)

Cash Flow From Financing Activities:
Proceeds from Subscription Receivable	29,431	40,458
Additional Investment in ST, LLC from Minority Shareholder	3,753,693	—
Proceeds from Related Parties	118,290	—
Proceeds from Line of Credit	1,097,000	—

Net Cash Provided by Financing Activities	4,998,414	40,458

Increase (Decrease) in Cash and Cash Equivalents	269,007	(931,923)

Cash and Cash Equivalents – Beginning of Period	117,124	1,002,613

Cash and Cash Equivalents – End of Period	$386,131	$70,690

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
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™.
Consulier’s investment income is derived from investments in limited liability companies and limited partnership interests (Note 5) in BioSafe Systems, LLC (“BioSafe”), Systems Technologies, LLC (“ST, LLC”) and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is the majority member (75%) of Patient Care Technology Systems, LLC (“PCTS, LLC”) which develops and licenses data based integrated emergency room information systems, under the trade name Amelior ED™. Mosler’s ownership in ST, LLC was approximately 31% as of September 30, 2005. On September 28, 2004, PCTS, LLC acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc. (“HIT”), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT track the status and location of patients and assets through wireless badges worn by patients and staff or attached to equipment in the emergency department and ancillary areas. On July 15, 2005, PCTS, LLC acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments (Note 4).
On October 8, 2004, the Company merged C-6 Products, Inc. into Consulier Engineering, Inc. C-6 Products, Inc. distributed the Tool TopperTM products.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiaries, Consulier International, Inc. and ST, LLC, (collectively known as the “Company”). The Company began consolidating ST, LLC, as a variable interest entity (“VIE”) as of December 31, 2004. Effective April 1, 2005, Consulier increased its ownership in ST, LLC to 54% (Note 2).

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
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries (“Consulier”) as of September 30, 2005, and the results of its operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2004.
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
Intangible Assets
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from HIT (Note 2) and nuMedica (Note 4), which are being amortized, over three to five years, using the straight-line method, and non-compete agreements, which are being amortized over one year, using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
Partnership and Limited Liability Companies Investments
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 2), thereby requiring consolidation. The Company owns less than 20% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.
Due to the Company’s operating agreement with ST, LLC and ST, LLC’s operating agreement with PCTS, LLC, the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS, LLC. Therefore, in accordance with FIN 46R, the Company considered ST, LLC as a variable interest entity that required consolidation into the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this partnership based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
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
Revenue Recognition
Revenue from sales of goods is recognized when (i) persuasive evidence of an arrangement between the Company and the customer exists, (ii) the good or service has been provided to the customer, (iii) the price to the customer is fixed or determinable and (iv) collectibility of the sales prices is reasonably assured. Shipping and handling expenses incurred by the Company are recorded as selling expenses, and are classified in the caption selling, general and administrative expenses in the accompanying consolidated statements of operations. For the nine months ended September 30, 2005 and 2004, shipping and handling expenses were not material. Historically, the Company’s warranty costs have been nominal as the Company’s suppliers bear the cost of warranty claims.
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
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 54%, thereby requiring consolidation.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $13 million since inception and has no remaining net investment at September 30, 2005. ST, LLC’s surplus in stockholders’ equity at September 30, 2005, is reflected as a minority interest liability in the unaudited condensed interim consolidated balance sheet.
As of September 30, 2005, total assets and liabilities of ST, LLC are as follows:

Cash	$126,898
Accounts Receivable	363,179
Assets Held for Sale	139,382
Fixed Assets	1,675,023
Capitalized Software Costs	387,501
Customer Lists and Other Intangible Assets	1,210,333
Other Assets Including Employee Advances	240,162
Accounts Payable and Accrued Liabilities	(925,536)

$3,216,942

Minority Interest	$3,216,942

The following table sets forth the unaudited pro-forma consolidated results of operations for the three and nine months ended September 30, 2005 and 2004 giving effect to the consolidation of ST, LLC, as if the Company had consolidated this entity as of the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Revenues	$455	$207	$807	$483

Net Income (Loss)	$(945)	$(2,319)	$(2,524)	$(5,001)

Net Income (Loss) per Share – Basic and Diluted	$(.18)	$(.47)	$(.48)	$(1.01)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 3. ASSETS HELD FOR SALE
Assets held for sale as of September 30, 2005 totaled $139,382 and represented computer equipment and furniture that are sold to customers who license software from the Company. Assets held for sale are stated at the lower of cost or market.
NOTE 4. ACQUISITION
On July 15, 2005, PCTS, LLC entered into an asset purchase agreement to acquire certain assets of nuMedica, a California corporation, for $592,223. The purchase price included registered and unregistered copyrights, trade secrets, customer lists and non-compete agreements to be paid upon execution of all non-compete agreements. nuMedica is engaged in the design, customization, marketing, sale and distribution of paper templates used for diagnostic purposes in emergency medical departments. The Company has determined that the purchase is not a “significant” transaction under Regulation S-B. Allocation of the purchase price is as follows:

FormED Software	$252,223
Customer List	140,000
Non-Compete Agreements	200,000

Total Purchase Price	$592,223

NOTE 5. PARTNERSHIP AND LIMITED LIABILITY COMPANY
The limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owns approximately 6% of AVM L.P.’s (“AVM”) capital as of September 30, 2005 and approximately 10% at September 30, 2004. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.7% and 8.5% of AVM’s earnings during the nine-month periods ended September 30, 2005 and 2004, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5.	PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
Following is a summary of the result of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues	$11,806	$15,803	$51,539	$61,232
Cost and Expenses	6,347	11,173	22,297	39,647

Net Income	$5,459	$4,630	$29,242	$21,585

Consulier’s Share of Earnings	$309	$395	$1,668	$1,836

Net investment in AVM, L.P. at September 30, 2005 was $1,852,000.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2005	2004	2005	2004
Revenues	$2,453	$2,378	$5,400	$5,319
Cost and Expenses	1,745	1,668	4,499	4,431

Net Income	$708	$710	$901	$888

Consulier’s Share of Earnings	$283	$284	$360	$355

Net investment in BioSafe Systems, LLC at September 30, 2005 was approximately $980,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 6. EARNINGS PER SHARE
Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2005	2004	2005	2004
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)	$(270,817)	$(1,005,776)	$(486,700)	$(1,978,032)

DENOMINATOR:
Average number of common shares outstanding	5,243,105	4,942,414	5,243,105	4,942,414

Common stock equivalents were not included in the calculation of diluted loss per common share for the three and nine months ended September 30, 2005 and 2004, as their effect would be anti-dilutive.
NOTE 7. SEGMENT INFORMATION
The Company’s continuing operations are currently comprised of four segments; distribution, investing, corporate activities and medical software activities. These operating units are managed from the Company’s Riviera Beach, Florida and Aliso Viejo, California facilities.
Detailed below are the results of operations by segment for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30, 2005
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$20,485	$—	$—	$455,443	$475,928
Operating Income (Loss)	4,429	—	(109,910)	(1,963,668)	(2,069,149)
Other Income (Loss)	—	592,752	20,245	(95,746)	517,251
Minority Interest Loss	—	—	—	1,104,768	1,104,768
Income Tax Benefit (Expense)	4,665	(243,037)	37,194	377,491	176,313
Net Income (Loss) (a)	9,094	349,715	(52,471)	(577,155)	(270,817)
Total Assets	86,916	2,832,480	3,405,596	4,142,478	10,467,470

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	SEGMENT INFORMATION (CONTINUED)

	Three Months Ended September 30, 2004
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$4,403	$—	$—	$—	$4,403
Operating (Loss)	(83,170)	(4,963)	(37,353)	—	(125,486)
Other Income (Loss)	—	(1,459,274)	28,754	—	(1,430,520)
Minority Interest Loss	—		—	—	—
Income Tax Provision	31,394	625,031	(106,195)	—	550,230
Net Income (Loss) (a)	(51,776)	(839,206)	(114,794)	—	(1,005,776)
Total Assets	158,379	5,070,604	1,122,771	—	6,351,754

	Nine Months Ended September 30, 2005
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$29,680	$—	$—	$807,416	$837,096
Operating (Loss)	(11,550)	—	(408,262)	(5,578,253)	(5,998,065)
Other Income (Loss)	—	2,028,500	108,879	(95,746)	2,041,633
Minority Interest Loss	—	—	—	3,141,779	3,141,779
Income Tax Benefit (Expense)	4,665	(816,607)	120,505	1,019,390	327,953
Net Income (Loss) (a)	(6,885)	1,211,893	(178,878)	(1,512,830)	(486,700)
Total Assets	86,916	2,832,480	3,405,596	4,142,478	10,467,470

	Nine Months Ended September 30, 2004
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$43,480	$—	$—	$—	$43,480
Operating (Loss)	(137,724)	(14,888)	(194,595)	—	(347,207)
Other Income (Loss)	—	(2,809,744)	74,404	—	(2,735,340)
Minority Interest Loss	—	—	—	—	—
Income Tax Benefit	48,203	1,159,835	(103,523)	—	1,104,515
Net Income (Loss) (a)	(89,521)	(1,664,797)	(223,714)	—	(1,978,032)
Total Assets	158,379	5,070,604	1,122,771	—	6,351,754
(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.
(b) There was no inter-segment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES
Provisions (benefits) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	(168,343)	(464,650)	(299,100)	(934,978)
State	(7,970)	(85,580)	(28,853)	(169,537)

Total income tax (benefit)	$(176,313)	$(550,230)	$(327,953)	$(1,104,515)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2005	2004	2005	2004
Tax expense (benefit) at statutory rate	$(152,024)	$(529,042)	$(276,982)	$(1,048,066)
State income tax expense (benefit) net of federal tax effect	(24,592)	(55,627)	(44,806)	(111,039)
Other	303	34,439	(6,165)	54,590

Income tax (benefit)	$(176,313)	$(550,230)	$(327,953)	$(1,104,515)

As of September 30, 2005, the Company had Federal and state tax loss carry-forwards totaling approximately $2,723,000 and $6,230,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of September 30, 2005 are as follows:

2005
Depreciation	$17,653
Allowance for doubtful accounts	30,453
Tax loss carry forward	1,250,654
Other	16,495
Accrued Wages	48,919

Total Net Deferred Tax Asset	$1,364,174

Deferred tax assets and liabilities are reflected on the interim condensed consolidated balance sheet as of September 30, 2005:

Net Short-Term Deferred Tax Assets	$87,883
Net Long-Term Deferred Tax Assets	1,276,291

Net Deferred Tax Assets	$1,364,174

NOTE 9. SUBSEQUENT EVENTS
On November 10, 2005, the Company’s subsidiary, PCTS, entered into an asset purchase agreement with nuMedica, providing for the acquisition of certain additional assets of nuMedica’s patient tracking division. The purchase price specified in the agreement was $150,000, payable in cash upon the completion of certain terms of the asset purchase agreement. Pursuant to the asset purchase agreement, PCTS will not assume any debt, obligations, or other liabilities arising out of the seller’s business or operations as of November 10, 2005. With this acquisition, the Company expects to integrate the patient tracking software with software technologies acquired from HIT and increase its customer base in the passive tracking technologies for emergency departments and operating rooms.
The Company is still in the process of obtaining valuations of certain intangible assets and accordingly, allocation of the purchase price is subject to modification in the future. Any such modification is not expected to be significant.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following analyzes the results of operations for the three months ended September 30, 2005 and the nine months ended September 30, 2005:
During the quarter ended September 30, 2005, sales increased approximately $472,000 from the comparable amounts recorded during the quarter ended September 30, 2004. However, approximately $455,000 was due to the consolidation of ST, LLC. Loss from operations for the third quarter of 2005 was approximately $2,069,149, compared to a loss of approximately $125,486 for the third quarter of 2004.
During the nine months ended September 30, 2005, sales increased approximately $794,000 from the comparable amounts recorded during the nine months ended September 30, 2004. However, approximately $807,000 was due to the consolidation of ST, LLC. Loss from operations for the nine months ended September 30, 2005 was approximately $5,998,000, compared to a loss of approximately $347,000 for the nine months ended September 30, 2004.
During the quarter ended September 30, 2005, other income (loss)/(expense) increased from a loss to income by approximately $1,948,000 from the comparable amounts for the quarter ended September 30, 2004. This was primarily a result of the decrease in the undistributed loss of equity investees - related party of approximately $2,138,000, due to the consolidation of ST, LLC in accordance with FIN 46(R).
During the nine months ended September 30, 2005, other income (loss)/(expense) increased from a loss to income by approximately $4,777,000 from the comparable amounts for the nine months ended September 30, 2004. This was primarily a result of the decrease in the undistributed loss of equity investees — related party of approximately $5,006,000, due to the consolidation of ST, LLC in accordance with FIN 46(R).
Investment in BioSafe Systems, LLC (“BioSafe”) – Equity in the income of BioSafe was approximately $283,000 in the third quarter of 2005, compared to income of approximately $284,000 for the quarter ended September 30, 2004. This represents the Company’s 40% interest in BioSafe’s net income of approximately $708,000 in the nine months ended September 30, 2005, compared to income of approximately $715,000 in the nine months ended September 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Management continues to monitor these activities as it relates to budget amounts. See Liquidity and Capital Resources and Future Outlook sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
Investment in AVM, L.P. (“AVM”) — Equity in the income of AVM was approximately $309,000 in the third quarter of 2005, compared to income of approximately $395,000 for the quarter ended September 30, 2004. This represents the Company’s 5.7% interest in AVM’s net income of approximately $5,459,000 in the third quarter of 2005, compared to income of approximately $4,680,000 in the third quarter of 2004.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2005, Consulier’s cash totaled approximately $386,000 as compared to approximately $117,000 at December 31, 2004. Net cash used in operations was approximately $4,871,000 for the nine months ended September 30, 2005 compared to approximately $384,000 of net cash provided in the nine months ended September 30, 2004. Net cash provided by investing activities was primarily due to the receipt of approximately $1,668,000 from AVM during the nine months ended September 30, 2005 offset by acquisition of property and equipment and intangible assets totaling approximately $1,589,000.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $13,000,000 since inception and has no remaining net investment at September 30, 2005.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM, as well as obtaining additional financings. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period from AVM limited partnership. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future.
The Company has a $2,000,000 line of credit from a bank available, of which $1,382,000 has been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as the sales increase within that limited liability company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
FUTURE OUTLOOK
Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2005 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the third quarter of 2005 will be maintained.
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
Strong performances in BioSafe’s Agricultural market segment accounted for the sales growth experienced in the Quarter. The timing of the rebound in the Agriculture market brought this segment to a positive 16.6% over the first half of 2004, while our achievement of the projected growth in Aquatics’ product sales produced an almost 38% sales increase for the quarter. The Post Harvest market, adversely affected temporarily by tighter inventory purchasing trends, offset some of the gains in Agriculture and Horticulture.
The Company intends to increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment is to be between $5 million and $7 million. The exact amount will be based upon market acceptance of Patient Care Technology Systems, LLC’s (“PCTS, LLC”) AmeliorTM products and the need for investment funds.
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
In the third quarter of 2005, the Company acquired the products and customer base of the paper charting division of nuMedica, Inc. Marketed as formED, the products comprise a set of paper charting templates used by physicians in emergency departments who have not yet adopted computer-based charting systems such as the Company’s comprehensive Amelior ED™ system. With this acquisition, the Company is now able to compete in the significant paper charting market segment which today accounts for over a third of the emergency

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
department market. This provides the Company with the future opportunity to migrate paper customers to the Company’s Amelior suite of emergency department software in order to realize the enhanced communication, management and safety benefits possible from adopting computer-based systems. Since acquiring the products and customer base of the paper charting division of nuMedica, Inc., the Company has rebranded the product as EDT Template and organized Sales and Marketing support to pursue further market penetration. In addition, the Company has completed an initial upgrade of the product technology to improve usability. Development is underway to integrate the paper template product with the Company’s tracking system to improve its competitive position with emergency departments seeking to introduce automation incrementally.
During the fourth quarter of 2005, the Company will be launching Amelior ED Tracker™ passive tracking software with their computer-based clinical documentation, order management and decision support products.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2005, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
The Company is a “Controlled Company” as defined in Marketplace 4350 (c) (5) and is therefore exempt from the requirements of Marketplace Rule (c) (4) (B).
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B

None

(b)	CURRENT REPORTS ON FORM 8-K

None

(c)	31.1 — Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

(d)	31.2 — Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION (CONTINUED)
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)
(e)	32.1 — Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(f)	32.2 — Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

The Company has attached Exhibits 31.1, 31.2, 32.1 and 32.2 to this filing to comply with the requirements of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 21, 2005	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 21, 2005	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)