Form 10KSB
period 2005-12-31
CONSULIER ENGINEERING INC
filed 2006-04-17
CIK 846718

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
Common Stock and Redeemable Warrants

(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
The Issuer’s revenues for the fiscal year ended December 31, 2005 totaled $956,392.
As of March 24, 2006, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 24, 2006 based on the average bid and asked price on such date was $4.80.

CONSULIER ENGINEERING, INC.
2005 FORM 10-KSB ANNUAL REPORT

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
In June 1985, Consulier Engineering, Inc. (“Consulier” or the “Company”) was incorporated in Florida. Its principal businesses are the development of household and tool products, corporate activities and ownership in limited liability companies, which includes the consolidation of System Technologies, LLC (see below). The company has ownership interests in limited liability companies in developing environmental pesticide alternatives (BioSafe Systems, LLC) and in developing data based integrated emergency room information systems (Systems Technologies, LLC). Consulier’s corporate office is located in Riviera Beach, Florida.
DESCRIPTION OF BUSINESS SEGMENTS
(1) OWNERSHIP IN LIMITED LIABILITY COMPANIES SEGMENT
AVM, L.P.
Consulier owns a 7.5% equity interest in AVM, L.P. (“AVM”), a broker/dealer in U.S. Government securities formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker/dealers on a fully disclosed basis. AVM is also registered as a broker/dealer with the Securities and Exchange Commission, and is a member of the National Association of Securities Dealers, Inc. The firm is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions. Warren B. Mosler (“Mosler”), Consulier’s Chairman and majority shareholder is one of the founders of AVM and is a member of the general partner of AVM.
As of December 31, 2005 and 2004, Consulier’s limited partnership interest represented approximately 7.5% of AVM’s total partnership capital. Allocation of the partnership’s income to its partners varies based on amounts of appreciation of the partnership’s assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.7% of AVM’s earnings in 2005 and approximately 8.0% in 2004, amounting to $1,889,476 and $2,327,869 for 2005 and 2004, respectively.
Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier’s capital.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% equity interest in BioSafe Systems, LLC. (“BioSafe”), a Connecticut limited liability corporation. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. Consulier is entitled to representation on BioSafe’s Board of Managers. BioSafe had revenues of $6,317,456 and $6,388,772 for fiscal 2005 and 2004, respectively. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Sales in the 4th Quarter dropped 36.1% from 4th Quarter of 2004, as the company’s customers were affected by the 3rd worst year for U.S. extreme weather events in history.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)
SYSTEMS TECHNOLOGIES, LLC
During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC (“ST, LLC”), a Nevada limited liability company. During the year ended December 31, 2005, the Company made additional contributions of $3,367,000 to increase its investment in ST, LLC. As of December 31, 2005, the Company’s interest in ST, LLC totaled 57.8%. ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). At December 31, 2005, ST, LLC’s primary asset was its 75% investment in PCTS. The ST, LLC agreement stipulates that the Company receives allocated losses to the extent that the Company has made capital contributions during the current year or since inception. Consequently, the loss allocated to the Company is greater than 58%. The Company’s majority shareholder owns approximately 23.6%, and together with the Company’s 57.8%, the ownership aggregates 81.4%. The Company can require the Company’s majority shareholder to purchase its interest in ST, LLC for cash equal to the Company’s total capital contributions in ST, LLC at any time with 60 days written notice. Management has evaluated ST, LLC’s (primarily PCTS’) projections and related assumptions regarding their operations. In this regard, management periodically compares actual results to these projections. Should actual results be significantly less than the projection, a write down might be considered necessary.
PCTS markets the Amelior™ patient care systems which are data based integrated emergency room information systems. During 2005, PCTS focused on acquiring new products and marketing and selling its Amelior™ systems, greatly expanded and upgraded their sales force and by year end had fully operational installations in 63 facilities which can serve approximately 1,665,000 patients annually.
Financial Accounting Standards Board (“FASB”) interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46(R)”) requires a variable interest entity (“VIE”) to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
The Company owns a 57.86% equity interest in ST, LLC, however, as stipulated in the amended operating agreement, losses are allocated first to the Company subject to its contributions from inception. Consequently, the loss allocated to the Company was greater than 57.8%. We began consolidating the balance sheet of ST, LLC in accordance with FIN 46(R), as of December 31, 2004. During the year ended December 31, 2004, the Company recorded the investment under the equity method. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC, thus also requiring consolidation. A cumulative effect adjustment was not recorded upon initial consolidation because the Company had previously recognized its allocated share of losses and our investment had been written down to zero at December 31, 2004. ST, LLC’s surplus in stockholders’ equity at the December 31, 2004 (adoption date), is reflected as a minority interest liability in the consolidated balance sheet.

ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)
(2) CORPORATE SEGMENT
GENERAL
Consulier’s Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Since C-6 Products, Inc. was merged into the Company during the 3rd Quarter of 2004, the Company’s only wholly owned subsidiary is Consulier International, Inc.
(3) HEALTHCARE INFORMATION AND TRACKING SYSTEM
PCTS markets the Amelior™ patient care systems which are data based integrated emergency room information systems. During the last Quarter of 2004, PCTS purchased Healthcare IT for $1,240,000. Healthcare IT, Inc. is a provider of automatic tracking technology for emergency departments and Operating Rooms. The system tracks the real time status and location of patients and assets through wireless technology. During the third Quarter of 2005, PCTS purchased the Paper Template product line and technology from nuMedica, Inc. for $592,223. Paper Templates can be used by hospital emergency departments that are not ready to convert to a data based computerized integrated information system. During the fourth Quarter of 2005, PCTS purchased emergency medical department tracking software from nuMedica, Inc. for $150,000 to be integrated with the active tracking technology acquired from Healthcare IT. PCTS offers advanced clinical information systems to hospitals emergency department to which it will cross market the automatic tracking technology of Healthcare IT, and the Paper Template technology and emergency medical department patient tracking software acquired from nuMedica, Inc.
ITEM 2. DESCRIPTION OF PROPERTY
Consulier’s headquarters are located in Riviera Beach, Florida, occupying approximately 500 square feet of office space in a building owned by Warren Mosler, the Company’s majority shareholder.
Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, a former subsidiary, for a five (5) year term which commenced on July 1, 2002 with an initial base rent of $10,000 per month; the lease contains provisions for annual CPI rental increases and two (2) options to renew for additional terms of five (5) years each.
ITEM 3. LEGAL PROCEEDINGS
The Company, from time to time, is involved in routine litigation arising in the ordinary course of business. While the outcome of litigation can never be predicted with certainty, the Company does not believe that any existing litigation, individually or in aggregate, will have a material adverse effect upon the Company.
As of December 31, 2005, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business), which was filed on May 16, 2003. Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The election of five directors and the approval of independent auditors were submitted to a vote of shareholders by written agreement of holders of 4,390,826 shares of common stock in lieu of an annual meeting effective December 7, 2005. 88.4% elected the Directors and ratified the Goldstein Lewin & Co. appointment. No proxies or ballots were solicited from the remainder of the shareholders. Additionally, on December 30, 2005, an annual informational meeting of stockholders was held to fully comply with all securities laws, rules and regulations applicable to such meeting, including, without limitation, the Securities Act of 1933, as Amended (“Securities Act”), the Securities Exchange Act of 1934, as Amended (the “Exchange Act”), and the rules and regulations promulgated under the Securities Act by the Securities and Exchange Commission.

PART II
ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET PRICE AND DIVIDENDS
The following table sets forth, for the periods indicated, the high and low bid prices for Consulier’s common stock, as reported by NASDAQ.

Year Ended December 31, 2004	High	Low
First quarter	$5.25	$2.50
Second quarter	4.00	2.75
Third quarter	3.40	2.25
Fourth quarter	5.50	2.75

Year Ended December 31, 2005	High	Low
First quarter	$3.95	$3.00
Second quarter	15.00	3.00
Third quarter	9.94	3.07
Fourth quarter	8.20	4.50
As of March 21, 2006, there were approximately 340 record holders of Consulier’s common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier’s profitability, capital requirements and other factors.
NASDAQ LISTING
Consulier’s common stock (Symbol: CSLR) is listed on the NASDAQ SmallCap Market and has been traded thereon since Consulier’s initial public offering in May 1989.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FORWARD LOOKING STATEMENTS
Statements made in this Management’s Discussion and Analysis and elsewhere in this Annual Report that state Consulier’s or management’s intentions, hopes, beliefs, expectations or predictions of the future contain forward looking statements. Such forward looking statements include, without limitation, statements regarding Consulier’s planned capital expenditure requirements, cash and working capital requirements, Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in BioSafe, AVM and ST, LLC, and the marketing of Cra-Z Soap products, manufacturing and supply risks, risks concerning the protection of Consulier’s patents, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
CRITICAL ACCOUNTING POLICIES
Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the consolidated financial statements:
The Company’s consolidated balance sheet includes the assets and liabilities of ST, LLC, as of December 31, 2004, which was consolidated as a variable interest entity through April 1, 2005. The Company began consolidating ST, LLC under traditional consolidation rules subsequent to April 1, 2005 because it had acquired more than a 50% ownership interest. The consolidated statement of operations reflects the operations of ST, LLC for the year ended December 31, 2005 and reflects the allocated loss from ST, LLC for 2004. The financial activity is consolidated at December 31, 2005 and for the year ended December 31, 2005.
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.
Financial Reporting Release No. 60, as released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of consolidated financial statements. Note 1 to the Company’s consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of Consulier’s consolidated financial statements.
PARTNERSHIP AND LIMITED LIABILITY COMPANY INVESTMENTS
The Company’s Partnership and Limited Liability Company investments, both of which are less than 50% interests, are accounted for using the equity method. Income or loss is allocated by the investee to Consulier based on the partnership and LLC agreements.
REVENUE RECOGNITION
Sales are recorded upon shipment of goods to customers for the Company’s household and tool products.
Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs of the Company are classified as a selling expense.
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which are included in software license updates and product

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, the Company exercises judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenue is recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements are generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.
If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.
Advanced product services revenue is recognized over the term of the service contract, which is generally one year. Education revenue is recognized as the classes or other education offerings are delivered.
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, as measured by the renewal rate offered to the customer.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in bundled software and service arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
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
RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS — During the twelve months ended December 31, 2005, sales increased $907,766 to $956,392 over the prior twelve months. Total operating costs and expenses increased by $8,207,450 as a result of the consolidation of ST, LLC.
Other income, consisting primarily of investment income, less net undistributed loss of equity investees reflects a total other income of $2,033,410 in 2005, compared to total loss from other income of $3,326,815 during 2004. The primary reason for the increase in other income was due to the consolidation of ST, LLC in 2005 as opposed to the equity method of accounting for the loss $6,029,544 in 2004.
INVESTMENT IN AVM — Investment income from Consulier’s AVM limited partnership interest was $1,889,476 in 2005, an 18.8% decrease from 2004 income of $2,327,869. This represents annualized returns of 102% and 126% on Consulier’s average investment during the years ended December 31, 2005 and 2004, respectively.
INVESTMENT IN BIOSAFE — Equity in income of BioSafe was $236,604 in 2005, a 17.5% decrease over 2004 income of $286,953. This represents the Company’s 40% interest in BioSafe’s net income of approximately $591,000 in 2005, compared to approximately $717,000 in 2004. The Company received distributions from BioSafe of $125,104.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
OUTLOOK FOR 2006
Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2006 on Consulier’s limited partnership investment. However, there is no guarantee that the returns of 102% and 126% in 2005 and 2004, respectively, will be maintained.
Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Cra-Z Hand and All Purpose Cleaner throughout 2006 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.
BioSafe Systems, LLC ended 2005 at only 1.1% below 2004 sales in spite of 2005 being the third worst year for U.S. extreme weather events in US history. The agricultural segment actually finished the year ahead of 2004 net income by 2.1%. The company continues to emphasize tight controls over raw materials and supply costs, and were able to slightly grow gross margins in 2005. A “per pallet” fuel surcharge was initiated in the final quarter to offset the impact of oil prices on freight rates.
The Company intends to substantially increase its investment in ST, LLC over the next three to five years. While the exact amount of the Company’s future investment has not been quantified at this time, it is expected that the investment will be between $5 million and $7 million. The exact amount will be based upon market acceptance of PCTS’s Amelior products and the need for investment funds. PCTS currently has contracts for 10 additional installations which are scheduled to be in place during the 2nd, 3rd, and 4th quarters of 2006. The new installations which should serve approximately 340,000 patients would bring the estimated number of patients to approximately 2,000,000 annually. During 2006 PCTS plans to expand its product scope to incorporate solutions for departments in addition to Emergency Room, such as Operating Room, ICU and Labor & Delivery. PCTS plans to concentrate on selling and marketing their newly acquired Active Tracking solutions, emergency medical department patient tracking technology and Paper Templates, and further developing their product offerings by developing strategic partnerships with vendors that offer unique technologies and augment their core emergency department information system.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, Consulier’s cash totaled $286,442 as compared to $117,124 at December 31, 2004, an increase of $169,318. Net cash used by operations was $7,713,245 in 2005, compared to net cash provided by operations of $483,788 in 2004. Net cash used by operations is a result of the consolidation of ST, LLC as opposed to reporting on the equity method.
Net cash provided by investing activities was $680,081 in 2005, compared to net cash used in investing activities of $1,282,666 in 2004. The increase is primarily due to the consolidation of ST, LLC as opposed to reporting the contributions to ST, LLC on the equity method in 2004.
Net cash provided by financing activities was $7,202,482 in 2005, compared to net cash used in financing activities of $86,611 in 2004. The increase was primarily due to the consolidation of ST, LLC as opposed to reporting the contributions to ST, LLC on the equity method in 2004 and additional loans from the Company’s majority shareholder.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
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
IMPACT OF INFLATION AND CHANGING PRICES
Management does not consider the impact of inflation on Consulier’s operations to be material. The operating segments of its businesses had inventories of $64,581 as of December 31, 2005. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation.
ITEM 7. FINANCIAL STATEMENTS
See table of contents to Financial Statements on page F-1.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CHANGES IN CERTIFYING ACCOUNTANTS
None.

ITEM 8a. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management including our Company’s President along with our company’s Chief Financial Officer. Based upon that evaluation, our Company’s President along with our Company’s Chief Financial Officer concluded that our Company’s disclosure controls and procedures are effective. Based upon that evaluation, no change in our Company’s internal controls over financial reporting has occurred during the quarter then ended, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Director			Positions and Offices Held and Principal Occupation or Other
Name	Age	Since	Employment during the Past Five Years
Warren B. Mosler	56	1985	Chairman of the Board, 1985 to present. President and Chief Executive Officer, June 1985 to May 1994. In February 1999, Mr. Mosler reassumed the positions of President and Chief Executive Officer. Principal in AVM, L.P., a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.	55	1985	General Counsel, Treasurer and Secretary since November 2001. 1982 to present, private practice of law in Palm Beach Gardens, Florida. President of Consulier International, Inc.

Burck E. Grosse	76	1992	1991 to present, President, BG Consulting Group, Inc. July 1987 to 1991, Senior Vice President, Lear Group, Inc., general contracting firm. 1948 to 1987, General Motors Corporation. Last position General Director, Technical Service; responsible for coordination of all technical service functions for GM car and truck division.

Jean-Pierre Arnaud	58	2005	Mr. Arnaud worked for Eastman Kodak Company in the USA and UK in various areas involving health imaging, including manufacturing, sales, marketing, and management. In 1991 Mr. Arnaud performed financial auditing services for Fotcor (Brazil). During 1991, he received his M.A. in International and Public Affairs, International Business and Finance from Columbia University.

Dr. Skender Fani	66	1999	Dr. Fani is the Chairman of the Board of Otis Elevators, Austria. Dr. Fani is a corporate lawyer in Austria, also specializing in sports and entertainment law. For the past 20 years he has represented top sports and entertainment personalities throughout Europe.
No family relationships exist among the directors and officers of Consulier. Messrs. Mosler and Simon have been directors since the inception.
EXECUTIVE OFFICERS
The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.
Warren B. Mosler, 56, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED)
EXECUTIVE OFFICERS (CONTINUED)
Executive Officer. From 1983 to the present, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.
Alan R. Simon, 55, is a director, and has served as the Corporation’s General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and has relocated his practice to Palm Beach Gardens, Florida in 2001. He is also President of Consulier International, Inc.
Tony Marsico was the founder and president of Healthcare Information Technology, Inc. from 1997 through 2004, when it’s assets were purchased by Patient Care Technology Systems, LLC. Mr. Marsico served as Vice President of RCTS heading several departments ranging from active tracking to customer service from 2004 until he became President and CEO of PCTS. Mr. Marsico holds a Masters Degree in Technical and Scientific Communications from Miami University of Ohio and a B.S. degree in Physics and Mathematics from Wolford College.
INDENTIFICATION OF AUDIT COMMITTEE
The Audit Committee of the Company is currently composed of three directors (Burck E. Grosse, Jean-Pierre Arnaud and Skender Fani) and operates under a written charter adopted by the Board of Directors. The Company’s audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditor and any outside advisors engagement by the audit committee.
AUDIT COMMITTEE FINANCIAL EXPERT
The Company’s board of directors does not have an “audited committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”
CODE OF BUSINESS CONDUCT AND ETHICS
The Company has adopted a comprehensive code of ethics that applies to its principle officers and persons performing similar functions.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT (CONTINUED)
CODE OF BUSINESS CONDUCT AND ETHICS (CONTINUED)
The Company is committed to sound principles of corporate governance. The Company has adopted standards of business conduct applicable to all of its Board members and employees including the Chief Executive Officer and the Secretary/Treasurer.
ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the aggregate compensation paid to Consulier’s Chief Executive Officer for the last three years:
SUMMARY COMPENSATION TABLE

	Fiscal		All Other
Name and Principal Position	Year	Salary	Compensation
Warren B. Mosler,	2005	$75,000	$—
Chairman of the Board,	2004	$75,000	$—
President and CEO	2003	$75,000	$—
Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.
OPTION/SAR GRANTS IN LAST FISCAL YEAR NEED TO CONFIRM
There were no stock options/SARs granted to executive officers during 2005 requiring disclosure.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
There were no stock options/SARs exercised during 2005 and no stock options/SARs outstanding at December 31, 2005.
LONG-TERM INCENTIVE AND PENSION PLANS
On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the Plan). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees’ savings contributions or provide more money, through discretionary contributions. During 2005 and 2004 there were no matching or discretionary contributions made by the Company to employees’ accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.
The employees of Patient Care Technology Systems (which is 75% owned by ST, LLC) are members of a 401(k) retirement plan. This plan allows employees to save up to 100% of compensation to a maximum of $15,000 as prescribed by the Internal Revenue Service code. The company does not contribute to the plan or match any employee contribution.

ITEM 10. EXECUTIVE COMPENSATION (CONTINUED)
COMPENSATION OF DIRECTORS
Directors are compensated $100 for attendance at each Board of Directors’ meeting.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2005:

		Amount and Nature	Percent of Class
	Name and Address	Of Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2005
Common	Warren B. Mosler	4,358,100	83.1%
Stock	5000 Estate Southgate
	Christainsted, USVI 00820

Common	Alan R. Simon	201,368 (1)	3.8%
Stock	8295 North Military Trail, Suite C
	Palm Beach Gardens, FL 33410

Common	Burck E. Grosse	10,000	(2)
Stock	11 Huntly Circle
	Palm Beach Gardens, FL 33418

	All directors and executive
	Officers as a group (3 people)	4,569,468	87.1%

(1)	Includes options to acquire 190,000 shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2)	Does not exceed one (1%) percent of the class.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In May 2000, Consulier moved its headquarters to Riviera Beach, Florida occupying approximately 500 square feet of office space in a building owned by Warren B. Mosler, Consulier’s Chairman of the Board, President and CEO.
LEASE OF REAL ESTATE
Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, its former subsidiary, for a five (5) year term which commenced July 1, 2002 with an initial base rent of $10,000 per month; the lease contains provisions for annual CPI rental increases and two (2) options to renew for additional terms of five (5) years each.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits — See index subsequent to Annual Report.
(b)	No reports on Form 8-K were filed during the last quarter of the period covered by this report.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate audit fees billed to Consulier by Goldstein Lewin & Co. for professional services rendered for the audited annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and for the review of quarterly financial statements included in our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 was $153,339.
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
CONSULIER ENGINEERING, INC.

Dated: April 17, 2006	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Warren B. Mosler Warren B. Mosler	Chairman of the Board of Directors, President and Chief Executive Officer	April 17, 2006

/s/ Alan R. Simon Alan R. Simon	Secretary, Treasurer	April 17, 2006

/s/ Burck E. Grosse Burck E. Grosse	Director	April 17, 2006

/s/ Skender Fani Skender Fani	Director	April 17, 2006

/s/ Jean-Pierre Arnaud Jean-Pierre Arnaud	Director	April 17, 2006

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
FORM 10-KSB ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida
We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Goldstein Lewin & Co.
Certified Public Accountant

April 14, 2006
Boca Raton, Florida

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

2005
ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$286,442
Receivables, Net of Allowance for Doubtful Accounts of $81,167	558,844
Due from Related Parties	26,160
Income Tax Receivable	651,068
Inventories	64,581
Deferred Implementation Costs	1,279,549
Other Current Assets	222,541
Deferred Income Taxes	87,883

Total Current Assets	3,177,068

PROPERTY AND EQUIPMENT, Net	2,299,608
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, Net	310,007
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,583,666
DUE FROM RELATED PARTIES	200,000
DEFERRED INCOME TAXES	1,777,474
INTANGIBLE ASSET	1,183,555

$11,531,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$2,000,000
Accounts Payable and Accrued Liabilities	949,584
Income Tax Payable	10,635
Deferred Revenue	280,499
Related Party Payable	270,356

Total Current Liabilities	3,511,074

NOTES PAYABLE — RELATED PARTY	4,024,080

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	3,216,008
Retained Earnings	1,317,122

4,585,561

Less:
Treasury Stock at Cost - 275,007 Shares	(582,686)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	3,996,224

$11,531,378

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Revenue:
Software Licensing Fees	$984,271	$—
Other Revenue	32,957	48,626

Total Revenue	1,017,228	48,626

Operating Costs and Expenses:
Cost of Revenue	353,577	26,472
Payroll and Related Expense	3,607,281	168,628
Selling, General and Administrative	2,512,214	189,264
Professional Services	1,287,435	191,761
Depreciation and Amortization	1,048,627	25,559

Total Operating Costs and Expenses	8,809,134	601,684

Operating Loss	(7,791,906)	(553,058)

Other Income (Loss)/(Expense):
Investment Income — Related Parties	1,889,476	2,327,869
Interest Expense	(190,287)	(38,656)
Net Undistributed Income (Loss) of Equity Investees	236,604	(5,742,591)
Other Income	127,502	126,563
Loss on Sale of Equipment	(29,885)	—

Total Other Income (Loss)/(Expense)	2,033,410	(3,326,815)

(Loss) from Operations Before Minority Interest and Income Taxes	(5,758,496)	(3,879,873)

Minority Interest in Consolidated Subsidiary Losses	3,768,643	—

(Loss) from Operations Before Income Taxes	(1,989,853)	(3,879,873)

Income Tax Benefit	829,136	1,244,935

Net (Loss)	$(1,160,717)	$(2,634,938)

(Loss) Per Share — Basic and Diluted:	$(0.22)	$(0.53)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

							Notes
	Common Stock		Treasury Stock		Additional		Receivable	Total
					Paid-in	Retained	for	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Common	Equity
Balance, December 31, 2003	5,198,298	$51,983	255,844	$(515,750)	$3,129,631	$5,112,777	$(76,540)	$7,702,101

Sale of Treasury Stock	44,807	448	—	—	86,377	—	—	86,825

Acquisition of Treasury Stock	—	—	19,123	(66,936)	—	—	—	(66,936)

Net (Loss)	—	—	—	—	—	(2,634,938)	—	(2,634,938)

Payments on Notes Receivable	—	—	—	—	—	—	40,458	40,458

Balance, December 31, 2004	5,243,105	52,431	275,007	(582,686)	3,216,008	2,477,839	(36,082)	5,127,510

Net (Loss)	—	—	—	—	—	(1,160,717)	—	(1,160,717)

Payments on Notes Receivable	—	—	—	—	—	—	29,431	29,431

Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Operating Activities:
Net (Loss)	$(1,160,717)	$(2,634,938)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by (Used in) Operations:
Depreciation & Amortization	1,048,627	25,559
Loss on Sale of Equipment	29,885	—
Loss on Disposal of Equipment	63,499	—
Minority Interest in Consolidated Subsidiary Losses	(3,768,643)
Amortization of Bonds Discount	—	18,326
Undistributed Loss (Income) of Equity Investee	(236,604)	5,742,591
Investment (Income) — Related Party	(1,889,476)	(2,327,869)
Deferred Income Taxes	(829,136)	(901,847)
Provision for Doubtful Accounts	—	70,586
Changes in Operating Assets and Liabilities:
(Increase) in Receivables	(264,961)	(138,818)
Decrease in Income Tax Receivable	96,000	508,997
Decrease in Inventories	11,838	10,681
(Increase) in Deferred Implementation Costs	(1,279,549)	—
Decrease in Other Current Assets	(173,090)	—
Increase in Accounts Payable and Accrued Liabilities	376,367	82,100
Increase in Deferred Revenue	280,499	—
(Decrease) Increase in Income Taxes Payable	(17,785)	28,420

Net Cash Provided by (Used in) Operations	(7,713,245)	483,788

Investing Activities:
Distributions from Partnership Interest	2,014,580	3,048,308
Contributions to Partnership Interest	—	(5,180,000)
Proceeds From the Sale of Equipment	3,105	—
Acquisition of Property and Equipment	(933,904)	—
Acquisition of Intangible Asset	(424,500)	—
Acquisition of Treasury Stock	—	(66,936)
Net Proceeds from Related Party Receivables	20,800	860,464
Consolidation of Variable Interest Entity (Note 2)	—	55,498

Net Cash Provided by (Used in) Investing Activities	680,081	(1,282,666)

Financing Activities:
Proceeds from Subscription Receivable	29,431	40,458
Additional investment in ST, LLC by Minority Shareholder	1,163,615	—
Payments on Bonds	—	(357,786)
Proceeds from Notes Payable — Related Party	4,024,080	—
Proceeds from Line of Credit	1,715,000	285,000
Change in Related Party Payables	270,356	(141,108)
Proceeds from the Issuance of Common Stock	—	86,825

Net Cash Provided by (Used in) Financing Activities	7,202,482	(86,611)

Increase (Decrease) in Cash and Cash Equivalents	169,318	(885,489)
Cash and Cash Equivalents — Beginning of Period	117,124	1,002,613

Cash and Cash Equivalents — End of Period	$286,442	$117,124

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Taxes	$—	$20,691

Cash Paid for Interest	$58,255	$24,656

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Consolidation of Variable Interest Entity (Note 2)	$—	$2,549,530

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS
Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in three primary business lines: the distribution of ownership in limited liability companies, medical software activities and Captain Cra-Z Soap™ .
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .
Consulier’s income is derived from ownership of limited liability companies and limited partnership interests (Note 9) in BioSafe Systems, LLC (“BioSafe”), Systems Technologies, LLC (“ST, LLC”) and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM. ST, LLC is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems Amelior ED™. Mosler’s ownership in ST, LLC was approximately 24% as of December 31, 2005. On September 28, 2004, PCTS acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc. (“HIT”), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT tracks the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas. On July 15, 2005 and November 10, 2005, PCTS, LLC acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments (Note 4).
On October 8, 2004, the Company merged C-6 Products, Inc., a wholly-owned subsidiary, into Consulier Engineering, Inc. C-6 Products, Inc. distributed the Tool TopperTM products.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc. and majority-owned ST, LLC, (collectively known as the “Company”). The Company began consolidating ST, LLC, a variable interest entity (“VIE”), as of December 31, 2004. Effective April 1, 2005, Consulier increased its ownership in ST, LLC to 58% (Note 2).
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis and actual results could differ from these estimates and those differences may be material.
CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no restricted cash equivalents as of December 31, 2005.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.
Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers’ financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
To date, ST, LLC has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results. Approximately 60% of the Company’s software licensing fees are derived from 3 customers. Customers A, B and C represented approximately 25%, 20% and 15%, respectively, of total software licensing fees.
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
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, the Company’s management estimates the amount of provisions made for obsolete or slow moving inventory.
PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost, less accumulated depreciation. Property and equipment under capital leases, if any, are stated at the lower of the present value of the minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Amortization expense on assets acquired under capital leases, if any, is included in depreciation expense. The costs of leasehold improvements are amortized over the lesser of the lease term or the life of the improvement.
CAPITALIZED SOFTWARE DEVELOPMENT COSTS
Software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $309,944 for the year ended December 31, 2005. Accumulated amortization totaled $619,920 at December 31, 2005.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
LONG-LIVED ASSETS — IMPAIRMENTS AND DISPOSALS
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
PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 2), thereby requiring consolidation. The Company owns less than 20% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.
Due to the Company’s partnership agreement with ST, LLC and ST, LLC’s operating agreement with PCTS, LLC, the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS, LLC. Therefore, in accordance with FIN 46R, the Company considered ST, LLC as a variable interest entity that required consolidation into the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this partnership based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS (CONTINUED)
The Company has elected, as permitted under FIN 46R, not to restate prior year’s financial statements. In 2004, the investment in ST, LLC was carried on the equity method of accounting. As a result of consolidating ST, LLC, a minority interest was created representing the other members.
STOCK-BASED COMPENSATION
In previous years, the Company granted stock options to employees under stock option plans that are more fully described in Note 11. The Company accounted for those plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” All options under such plans, granted in previous years, expired during 2001 and no new options were granted in 2005 and 2004. As such, there is no proforma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.”
REVENUE RECOGNITION
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, the Company exercises judgment and use estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenue is recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements are generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.
If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements: (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.
Advanced product services revenue is recognized over the term of the service contract, which is generally one year. Education revenue is recognized as the classes or other education offerings are delivered.
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer.
The Company defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the revenue recognition policy for such element. If the Company cannot objectively determine the fair value of any undelivered element included in bundle software and service arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION (CONTINUED)
deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
ADVERTISING AND MARKETING COSTS
Advertising and marketing costs are expensed as incurred and amounted to $324,754 and $8,736 for the years ended December 31, 2005 and 2004, respectively.
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
As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company’s statement of operations.
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share — basic is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share — diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents, if any, are not included in the calculation of diluted earnings (loss) per common share diluted for the year ended December 31, 2005 and 2004, as their effect would be anti-dilutive. As of December 31, 2005 and 2004, the Company did not have any common stock equivalents.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents the change in net assets of the Company during the period from transactions and other events and circumstances from non-owner sources. The Company did not have any sources of other comprehensive income (loss) as of December 31, 2005 and 2004.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivables, income taxes receivable, accounts payable and accrued liabilities approximate fair value because of their short maturities. The carrying amount of investments approximate fair value based upon the recoverability of these assets.
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, which requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. SFAS No. 123R is effective for public companies for interim or annual period beginning after June 15, 2005, except small business issuers (as defined in SEC Regulation S-B), for which the effective date is December 15, 2005. The Company does not believe that the impact of SFAS No. 123R will be significant to the Company’s overall results of operations or financial position.
In July 2005, the FASB issued Emerging Issue Task Force (“EITF”) Abstract No. 05-6, “Determining the Amortization period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination” (“EITF No. 05-6”), which addressed the amortization period for leasehold improvements made on operating leases acquired significantly after the beginning of the lease. The EITF is effective for leasehold improvements made in periods beginning after June 29, 2005. We adopted the provisions of EITF No. 05-6 on July 1, 2005, which did not have a material impact to the Company’s overall results of operations or financial position.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 will become effective for accounting changes and correction of errors made in fiscal year 2006 and beyond. The effect of this statement on the Company’s consolidated financial statements will depend on the nature and significance of future accounting changes subject to this statement.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard will become effective in fiscal year 2006. SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE)
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46R”). In December 2003, the FASB modified FIN No. 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN No. 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.
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
FIN No. 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
The Company began consolidating the balance sheet and operations of ST, LLC in accordance with FIN No. 46R as of December 31, 2004. This entity qualified as a VIE under FIN No. 46R during that period, and we were the primary beneficiary. Previously the Company carried the investment under the equity method.
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 54%, thereby requiring consolidation.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $13 million since inception and has no remaining net investment at December 31, 2005.
The following table sets forth the pro-forma consolidated results of operations for the years ended December 31, 2005 and 2004 giving effect to the consolidation of ST, LLC, as if the Company had consolidated this entity as of the beginning of the periods presented:

	Year Ended
	December 31,
	(In thousands)
	2005	2004
Revenue	$956	$672

Net Income (Loss)	$(1,161)	$(6,030)

Net Income (Loss per Share - Basic and Diluted	$(.22)	$(1.15)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3: DEFERRED IMPLEMENTATION COSTS
Deferred implantation costs as of December 31, 2005 totaled $1,279,549 and represented equipment purchased for customers, payroll and payroll related expenses for customer contract which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 4: ACQUISITION
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
On November 10, 2005, PCTS also entered into an asset purchase agreement with nuMedica, providing for the acquisition of certain additional assets of nuMedica’s patient tracking division. The purchase price specified in the agreement was $150,000, payable in cash upon the completion of certain terms of the asset purchase agreement. The purchase price included registered and unregistered copyrights of the tracking software and customer lists. Pursuant to the asset purchase agreement, PCTS will not assume any debt, obligations, or other liabilities arising out of the seller’s business or operations as of November 10, 2005. With the acquisition, the Company expects to integrate the patient tracking software with software technologies acquired from HIT and increase its customer base in the passive tracking technologies for emergency departments and operating rooms.
The Company has determined that both purchases are not a “significant” transaction under Regulation S-B. Allocation of the purchase price is as follows:

FormED Software	$252,223
TrackingED Module Software	113,500
Customer List	174,500
Non-Compete Agreements	200,000
Computer Equipment	2,000

Total Purchase Price	$742,223

NOTE 5: CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $213,000 as of December 31, 2005.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: CONCENTRATION OF CREDIT RISK (CONTINUED)
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 60% of the Company’s software licensing fees are derived from 3 customers. Customers A, B and C represented approximately 25%, 20% and 15%, respectively, of total software licensing fees.
NOTE 6: RECEIVABLES
Receivables consist of the following as of December 31, 2005:

Trade receivables	$517,048
Due from AVM	73,422
Due from BioSafe	50,041
Less allowance for doubtful accounts	(81,667)

$558,844

NOTE 7: PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2005:

	Range of
	Useful
	Lives (Years)
Building and Improvements	30	$830,463
Land	N/A	412,000
Computer Hardware and Software	3-5	1,572,440
Machinery and Equipment	5-7	242,692
Furniture and Fixtures	5-7	139,361

		3,196,956

Less: Accumulated Depreciation		(897,348)

		$2,299,608

Depreciation expense totaled $390,988 for the year ended December 31, 2005. During the year ended December 31, 2005, the Company disposed of certain computer hardware and software held at two hospitals and its offices with a net asset value of $63,499 at the date of disposal. Accordingly, a loss on disposal of equipment of $63,499 has been included in cost of revenue on the accompanying consolidated statement of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: INTANGIBLE ASSETS
Intangible assets at December 31, 2005 consist of:

		Range of
		Useful
		Lives (Years)
Customer List	$1,389,500	3-5
Non-Compete Agreements	200,000	1

	1,589,500

Less: Accumulated Amortization	(405,945)

	$1,183,555

Estimated future amortization is as follows:

YEAR ENDING DECEMBER 31,
2006	$417,834
2007	301,167
2008	279,804
2009	184,750

$1,183,555

NOTE 9: PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS
The limited partnership and limited liability company interests consist of Consulier’s investment in AVM, and BioSafe, respectively.
AVM, L.P
Consulier owned approximately 7.5% of AVM capital as of December 31, 2005 and 2004. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.7% and 8.0% of AVM’s earnings during 2005 and 2004, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
AVM, L.P (CONTINUED)
Following is a summary of the financial information of AVM as of and for the years ended December 31:

	2005	2004
Cash	$34,994,266	$23,269,632
Due from brokers	1,179,326	3,995,000
Securities owned	303,292	462,752
Investment in affiliate and other assets	5,623,132	6,416,144

Total assets	$42,100,016	$34,143,528

Due to brokers	$400,766	$2,390,854
Customer payables & subordinated borrowings	14,079,768	2,033,504
Other liabilities	1,264,978	1,868,368
Anticipated partners’ withdrawals	1,821,946	3,318,247

Total liabilities	17,567,458	9,610,973

Partners’ capital	24,532,558	24,532,555

Total liabilities and partners’ capital	$42,100,016	$34,143,528

Revenue	$61,831,503	$68,651,275

Net income	$33,328,159	$29,364,096

Consulier’s share of AVM’s earnings	$1,889,476	$2,327,869

The carrying value of Consulier’s investment in AVM was $1,852,133 at December 31, 2005.
BIOSAFE’S SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. At December 31, 2005 and 2004 BioSafe’s summarized financial information was as follows:

	(Unaudited)
	2005	2004
Total Assets	$2,013,243	$1,720,486

Total Liabilities	$179,985	$183,525

Revenue	$6,317,456	$6,388,772

Costs and Expenses	5,725,946	5,671,389

Net Income	$591,510	$717,383

Consulier’s Share of Earnings	$236,604	$286,953
The carrying value of Consulier’s investment in BioSafe was $731,533 at December 31, 2005.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES
Provisions (benefits) for federal and state income tax in the consolidated statements of operations consist of the following:

CONTINUING OPERATIONS	2005	2004
Current:
Federal	$—	$(651,068)
State	10,635	28,420

	10,635	(622,648)

Deferred:
Federal	(748,392)	(409,257)
State	(91,379)	(213,030)

	(839,771)	(622,287)

Total income tax (benefit)	$(829,136)	$(1,244,935)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2005	2004
Tax expense (benefit) at statutory rate	$(757,989)	$(1,095,030)
State income tax expense (benefit) net of federal tax effect	(71,147)	(149,905)

Income tax (benefit)	$(829,136)	$(1,244,935)

During the year ended December 31, 2005, the Company generated a Federal tax net operating loss that is to be carried-back to prior year operating income, giving rise to an income tax refund. As of December 31, 2005, the Company had federal tax loss carry-forwards of $4,428,897, and state tax loss carry-forwards of approximately $7,194,876 available to reduce future years’ income for state tax purposes through 2023.
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2005	2004
Depreciation	$17,653	$17,653
Allowance for doubtful accounts	30,543	30,543
Tax loss carry forward	1,751,817	922,701
Other	16,425	16,405
Accrued Wages	48,919	48,919

Total Net Deferred Tax Asset	$1,865,357	$1,036,221

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES (CONTINUED)
Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2005 as follows:

Net Short-Term Deferred Tax Assets	$87,883
Net Long-Term Deferred Tax Assets	1,777,474

Net Deferred Tax Assets	$1,865,357

NOTE 11: STOCKHOLDERS’ EQUITY
STOCK OPTION PLANS
Consulier established a Tandem Stock Option Plan (“Tandem Plan”) and an Incentive Stock Option Plan (“Incentive Plan”) covering current employees and former employees who currently work for Mosler Auto Care Center, Inc. (“MACC”). Under the Tandem Plan, qualified and non-qualified options may be granted (Note 16).
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
Options to purchase 61,232 shares of Consulier’s common stock by employees were exercised in fiscal 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2005, $6,651 remains outstanding and is recorded as notes receivable for common stock, included as a reduction of stockholders’ equity.
On October 8, 1991, the majority shareholder of the Company granted options to one of the officers of the Company to purchase common stock of the Company from that primary shareholder. As of December 31, 2005, the remaining balance of these options amounted to 190,000 shares at $1.25 per share. Since the issuance of these options in 1991 and all subsequent revisions made to the options were for reasons unrelated to the business of Consulier Engineering, Inc., no accounting recognition was reflected on the books and records of the Company in 1991 nor at the time of any subsequent extension.
CAPITAL STOCK
On December 31, 2004 a former bondholder exercised warrants to purchase 40,000 shares of common stock at $1.75 per share for cash of $70,000.
During December 2004, the Company repurchased 19,123 shares of its common stock from one of its former bondholders for $3.50 per share for a total purchase price of $66,936.
On December 31, 2004, 4,807 shares of stock were issued to a related party for cash of $16,825 (approximately $3.50 per share, the then market price).
During the year ended December 31, 2005, the Company did not issue any shares of its common stock.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: STOCKHOLDERS’ EQUITY (CONTINUED)
COMMON STOCK WARRANTS
In connection with the issuance of the bonds in prior years, Consulier issued warrants to purchase shares of its common stock at a purchase price of $1.75 per share. The fair value of the warrants represented an original issue discount, which is being amortized over the remaining term of the bonds. The allocated value of the warrants has been recorded as additional paid-in-capital.
The following represents the stock option activity during the years ended December 31, 2005 and 2004:

		WEIGHTED
		AVERAGE
	OPTIONS	PRICE
Balance at January 1, 2004	470,000	$3.16
Options granted	—	—
Options exercised	40,000	1.25
Options expired	30,000	1.25

Balance at December 31, 2004	400,000	3.50
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Balance at December 31, 2005	400,000	$3.50

Options outstanding as of December 31, 2005 were to expire on February 28, 2006, however, on February 27, 2006, the Company extended the expiration date through February 28, 2007.
NOTE 12: RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $270,356 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year as of December 31, 2005. Accordingly, the Company has classified $200,000 as a non-current asset on the consolidated balance sheet as of December 31, 2005.
NOTE PAYABLE — RELATED PARTY
During fiscal 2005, the Company issued unsecured promissory notes to the majority stockholder for a total of $4,024,080 to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only payments are payable annually on the anniversary dates of each of the promissory notes. Promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. The Company may not prepay the principal balance without prior consent of the majority stockholder.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: RELATED PARTY TRANSACTIONS (CONTINUED)
RELATED PARTY PAYABLE
Amounts due to related party represents advances made to the Company and accrued interest on the note payable — related party. The advances are non-interest bearing and are due on demand.
OTHER
For other related party transactions see Notes 9, 11 and 15.
NOTE 13: BUSINESS SEGMENT INFORMATION
SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability companies, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2005 and 2004 are as follows:

	Year Ended December 31, 2005
		Income (Loss)
		Derived From
	Distribution	Ownership of	Corporate	Medical Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$32,957	$—	$—	$984,271	$1,017,228
Operating Income (Loss)	(18,832)	—	(517,795)	(7,255,279)	(7,791,906)
Other Income (Loss)	—	2,126,080	73,983	(166,653)	2,033,410
Minority Interest	—	—	—	3,768,643	3,768,643
Income Tax Benefit (Expense)	6,591	(744,128)	155,334	1,411,339	829,136
Net Income (Loss) (a)	(12,241)	1,381,952	(288,478)	(2,241,950)	(1,160,717)

Total Assets	$79,645	$2,707,129	$3,687,179	$5,057,425	$11,531,378

	Year Ended December 31, 2004
	Distribution	LLC	Corporate
	Activities	Activities	Activities	Medical Software	Total
Revenue (b)	$48,626	$—	$—	$—	$48,626
Operating Income (Loss)	(167,482)	—	(385,576)	—	(553,058)
Other Income (Loss)	—	1,699,634	87,907	(5,114,356)	(3,326,815)
Income Tax Benefit (Expense)	48,626	(543,883)	95,254	1,644,938	1,244,935
Net Income (Loss) (a)	(118,856)	1,155,751	(202,415)	(3,469,418)	(2,634,938)

Total Assets	$82,284	$2,472,166	$3,191,553	$2,873,172	$8,619,175

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no inter-segment revenue during the year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share for the years ended December 31:

	2005	2004
BASIC AND DILUTED (LOSS) PER SHARE COMPUTATION:

NUMERATOR:
Net (Loss)	$(1,160,717)	$(2,634,938)

DENOMINATOR:
Average number of common shares outstanding	5,243,105	4,942,577

Basic and Diluted (Loss) per share	$(0.22)	$(0.53)

Common stock equivalents were not included in the calculation of diluted loss per common share for the years ended December 31, 2005 and 2004, as their effect would be anti-dilutive.
NOTE 15: COMMITMENTS AND CONTINGENCIES
LINE OF CREDIT
On July 30, 2005, the Company renewed line of credit agreement (“borrowing”) with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% (4.8% and 4.5%, respectively at December 31, 2005 and December 31, 2004). The borrowings are collateralized by primarily all assets of the Company, by collateral pledged by the principal shareholder, WBM Investors Limited Partnership (partially owned by the majority shareholder) and AVM, L.P. The revolving credit agreement matures on July 29, 2006. At December 31, 2005, the Company borrowed $2,000,000 under this credit agreement.
On January 5, 2006, the Company issued an unsecured promissory note to the majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand.
LEGAL PROCEEDING
From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
LEASES
PCTS has two non-cancelable operating leases for office space for its California and North Carolina offices. The leases expire on August 25, 2010 and September 30, 2010 for the California and North Carolina offices, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15: COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASES (CONTINUED)
Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2005 for each of the next 5 years and in the aggregate amounted to:

YEAR ENDING DECEMBER 31,
2006	$329,801
2007	340,857
2008	352,046
2009	363,374
2010	347,811

$1,733,889

Rent expense for the year ended December 31, 2005 totaled approximately $290,535. The Company did not incur any rent expense during the year ended December 31, 2004.
LEASE OF REAL ESTATE
Consulier leases its industrial warehouse to Southeast with a base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease is 5 years, ending on June 30, 2007. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease. Rental income totaled $120,000 for the years ended December 31, 2005 and 2004, and is included in other income on the consolidated statements of operations.
NOTE 16: 401(k) PLAN
PCTS maintains a 401(k) Employee Retirement Plan to provide all qualified employees with retirement benefits. Presently, the Company pays the administrative cost of the plan, and does not make any matching contributions to participants.
NOTE 17: SUBSEQUENT EVENT
On February 1, 2006, the Company approved the sale of up to 5,000 shares of its treasury stock at $4.70 per share to MACC.

FORM 10-KSB ITEM 13
EXHIBITS