Form 10KSB/A
period 2005-12-31
CONSULIER ENGINEERING INC
filed 2006-05-04
CIK 846718

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
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
Common Stock and Redeemable Warrants
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The Issuer’s revenues for the fiscal year ended December 31, 2005 totaled $956,392.
As of March 24, 2006, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on March 24, 2006 based on the average bid and asked price on such date was $4.80.
EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Commission on April 17, 2006 is being filed solely to add additional disclosures on the cover page. These amendments speak as of the original filing date of the Form 10KSB for the fiscal year ended December 31, 2005. No other changes have been made to the annual Report on Form 10-KSB.

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
ITEM 1. DESCRIPTION OF BUSINESS (CONTINUED)
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
RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS – During the twelve months ended December 31, 2005, sales increased $907,766 to $956,392 over the prior twelve months. Total operating costs and expenses increased by $8,207,450 as a result of the consolidation of ST, LLC.
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
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, Consulier’s cash totaled $274,820 as compared to $117,124 at December 31, 2004, an increase of $157,696. Net cash used by operations was $7,724,867 in 2005, compared to net cash provided by operations of $483,788 in 2004. Net cash used by operations is a result of the consolidation of ST, LLC as opposed to reporting on the equity method.
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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2005:

		Amount and Nature	Percent of Class
	Name and Address	Of Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2005
Common	Warren B. Mosler	4,358,100	83.1%
Stock	5000 Estate Southgate Christainsted, USVI 00820

Common	Alan R. Simon	201,368 (1)	3.8%
Stock	8295 North Military Trail, Suite C Palm Beach Gardens, FL 33410

Common	Burck E. Grosse	10,000	(2)
Stock	11 Huntly Circle Palm Beach Gardens, FL 33418	4,569,468	87.1%
	All directors and executive Officers as a group (3 people)	4,569,468	87.1%

(1)	Includes options to acquire 190,000 shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2)	Does not exceed one (1%) percent of the class.
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

1

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
To date, ST, LLC has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results. Approximately 60% of the Company’s software licensing fees are derived from 3 customers. Customer A, B and C represented approximately 25%, 20% and 15%, respectively, of total software licensing fees.
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
The following table sets forth the pro-forma consolidated results of operations for the years ended December 31, 2005 and 2004 giving effect to the consolidation of ST, LLC, as if the Company had consolidated this entity as of the beginning of the periods presented:

	Year Ended
	December 31,
	(In thousands)
	2005	2004
Revenue	$956	$672

Net Income (Loss)	$(1,363)	$(6,030)

Net Income (Loss per Share - Basic and Diluted	$(.26)	$(1.15)

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
Approximately 60% of the Company’s software licensing fees are derived from 3 customers. Customer A, B and C represented approximately 25%, 20% and 15%, respectively, of total software licensing fees.
NOTE 6: RECEIVABLES
Receivables consist of the following as of December 31, 2005:

Trade receivables	$482,848
Due from AVM	73,422
Due from BioSafe	50,041
Less allowance for doubtful accounts	(81,667)

$524,644

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: INTANGIBLE ASSETS
Intangible assets at December 31, 2005 consist of:

	Range of
	Useful
	Lives (Years)
Customer List	3-5	$1,389,500
Non-Compete Agreements	1	200,000

		1,589,500
Less: Accumulated Amortization		(405,945)

		$1,183,555

Estimated future amortization is as follows:

YEAR ENDING DECEMBER 31,
2006	$417,834
2007	301,167
2008	279,804
2009	184,750

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
NOTE 9: PARTNERSHIP AND LIMITED LIABILITY COMPANIES – INVESTMENTS (CONTINUED)
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
BIOSAFE’S SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. At December 31, 2005 and 2004 BioSafe’s summarized financial information was as follows:

	(Unaudited)
	2005	2004
Total Assets	$2,013,243	$1,720,486

Total Liabilities	$179,985	$183,525

Revenue	$6,317,456	$6,388,772
Costs and Expenses	5,697,647	5,671,389

Net Income	$619,809	$717,383

Consulier’s Share of Earnings	$236,604	$286,953

The carrying value of Consulier’s investment in BioSafe was $731,533 at December 31, 2005.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES
Provisions (benefits) for federal and state income tax in the consolidated statements of operations consist of the following:

CONTINUING OPERATIONS	2005	2004
Current:
Federal	$—	$(651,068)
State	10,635	28,420

	10,635	(622,648)

Deferred:
Federal	(606,799)	(409,257)
State	(91,379)	(213,030)

	(698,178)	(622,287)

Total income tax (benefit)	$(687,543)	$(1,244,935)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2005	2004
Tax expense (benefit) at statutory rate	$(616,396)	$(1,095,030)
State income tax expense (benefit) net of federal tax effect	(71,147)	(149,905)
Other	—	—

Income tax (benefit)	$(687,543)	$(1,244,935)

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
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2005	2004
Depreciation	$17,653	$17,653
Allowance for doubtful accounts	30,543	30,543
Tax loss carry forward	1,610,224	922,701
Other	16,425	16,405
Accrued Wages	48,919	48,919

Total Net Deferred Tax Asset	$1,723,764	$1,036,221

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES (CONTINUED)
Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2005 as follows:

Net Short-Term Deferred Tax Assets	$87,883
Net Long-Term Deferred Tax Assets	1,635,881

Net Deferred Tax Assets	$1,723,764

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
NOTE 12: RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $226,160 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year as of December 31, 2005. Accordingly, the Company has classified $200,000 as a non-current asset on the consolidated balance sheet as of December 31, 2005.
NOTE PAYABLE – RELATED PARTY
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: RELATED PARTY TRANSACTIONS (CONTINUED)
RELATED PARTY PAYABLE
Amounts due to related party represents advances made to the Company and accrued interest on the note payable – related party. The advances are non-interest bearing and are due on demand.
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

	Year Ended December 31, 2005
		Income (Loss)
		Derived From
	Distribution	Ownership of	Corporate	Medical Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$32,957	$—	$—	$923,435	$956,392
Operating Income (Loss)	(18,832)	—	(517,795)	(7,316,115)	(7,852,742)
Other Income (Loss)	—	2,126,080	73,983	(166,653)	2,033,410
Minority Interest	—	—	—	3,768,643	3,768,643
Income Tax Benefit (Expense)	6,591	(744,128)	155,334	1,269,746	687,543
Net Income (Loss) (a)	(12,241)	1,381,952	(288,478)	(2,444,379)	(1,363,146)

Total Assets	$79,645	$2,707,129	$3,687,179	$4,870,011	$11,343,964

	Year Ended December 31, 2004
	Distribution	LLC	Corporate
	Activities	Activities	Activities	Medical Software	Total
Revenue (b)	$48,626	$—	$—	$—	$48,626
Operating Income (Loss)	(167,482)	—	(385,576)	—	(553,058)
Other Income (Loss)	—	1,699,634	87,907	(5,114,356)	(3,326,815)
Income Tax Benefit (Expense)	48,626	(543,883)	95,254	1,644,938	1,244,935

Net Income (Loss) (a)	(118,856)	1,155,751	(202,415)	(3,469,418)	(2,634,938)
Total Assets	$82,284	$2,472,166	$3,191,553	$2,873,172	$8,619,175

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no inter-segment revenue during the year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share for the years ended December 31:

	2005	2004
BASIC AND DILUTED (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)	$(1,363,146)	$(2,634,938)

DENOMINATOR:
Average number of common shares outstanding	5,243,105	4,942,577

Basic and Diluted (Loss) per Share	$(0.26)	$(0.53)

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
LEASES
PCTS has two non-cancelable operating leases for office space for its California office and North Carolina offices. The leases expire on August 25, 2010 and September 30, 2010 for the California and North Carolina offices, respectively.

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