Form 10QSB
period 2006-03-31
CONSULIER ENGINEERING INC
filed 2006-05-22
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
As of May 19, 2006, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share.
     Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Except for the historical information contained in this report, certain matters discussed in Management’s Discussion and Analysis or Plan of Operation are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier Engineering, Inc. and Subsidiaries’ (“Consulier”) planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with investing in BioSafe Systems, LLC and AVM, L.P. and the marketing of Consulier’s Captain Cra-Z Soap products, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART-I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

2006
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$192,814
Receivables, Net of Allowance for Doubtful Accounts of $81,167	523,620
Due from Related Parties	26,160
Income Tax Receivable	651,068
Inventories	62,744
Deferred Implementation Costs	1,562,413
Other Current Assets	181,294
Deferred Income Taxes	87,883

Total Current Assets	3,287,996
PROPERTY AND EQUIPMENT, Net	2,200,140
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	232,513
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,533,056
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	1,777,474
INTANGIBLE ASSET	1,063,882

$11,295,061

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,346,738
Income Tax Payable	10,635
Unearned Revenue	251,741
Related Party Payable	404,712
Note Payable-Related Party	2,001,441

Total Current Liabilities	4,015,267

NOTES PAYABLE — RELATED PARTY	5,356,705

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	3,807,592
Accumulated Deficit	(1,354,287)

2,505,736

Less:
Treasury Stock at Cost - 271,140 Shares	(575,996)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	1,923,089

$11,295,061

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Revenue:
Software Licensing Fees	$459,604	$190,350
Other Revenue	9,562	7,435

Total Revenue	469,166	197,785

Operating Costs and Expenses:
Cost of Revenue	183,346	1,572
Payroll and Related Expense	1,581,325	1,134,807
Selling, General and Administrative	801,707	458,071
Professional Services	479,386	232,458
Depreciation and Amortization	334,146	190,881

Total Operating Costs and Expenses	3,379,910	2,017,789

Operating Loss	(2,910,744)	(1,820,004)

Other Income (Loss)/(Expense):
Investment Income — Related Parties	413,063	706,558
Interest Expense	(154,817)	(9,844)
Net Undistributed Income (Loss) of Equity Investees	(50,609)	6,094
Other Income	31,698	71,548

Total Other Income (Loss)/(Expense)	239,335	774,356

(Loss) from Operations Before Minority Interest and Income Taxes	(2,671,409)	(1,045,648)

Minority Interest in Consolidated Subsidiary Losses	—	1,216,081

Income (Loss) from Operations Before Income Taxes	(2,671,409)	170,433

(Provision) Benefit for Income Taxes	—	(66,284)

Net Income (Loss)	$(2,671,409)	$104,149

Income (Loss) Per Share — Basic and Diluted:	$(0.51)	$0.02

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

							Notes
						Retained	Receivable
	Common Stock		Treasury Stock		Additional	Earnings	for	Total
					Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224
Sale of Treasury Stock	—	—	(3,867)	6,690	11,485	—	—	18,175
Stock-Based Compensation	—	—	—	—	580,099	—	—	580,099
Net (Loss)	—	—	—	—	—	(2,671,409)	—	(2,671,409)

Balance, March 31, 2006	5,243,105	$52,431	271,140	$(575,996)	$3,807,592	$(1,354,287)	$(6,651)	$1,923,089

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
Cash Flows (Used in) Operating Activities	$(1,955,778)	$(1,637,632)

Investing Activities:
Distributions from Partnership Interest	413,064	706,558
Acquisition of Property and Equipment	(37,511)	(254,276)
Decrease in Due from Related Parties	—	2,863

Net Cash Provided by Investing Activities	375,553	455,145

Financing Activities:
Proceeds from Subscription Receivable	—	29,431
Proceeds from Minority Shareholder	—	1,204,224
Change in Related Party Payables	134,356	40,027
Proceeds from Notes Payable-Related Party	3,334,066	—
Proceeds from (repayments to) Line of Credit	(2,000,000)	150,000
Proceeds from the Sale of Treasury Stock	18,175	—

Net Cash Provided by Financing Activities	1,486,597	1,423,682

Increase (Decrease) in Cash and Cash Equivalents	(93,628)	241,195

Cash and Cash Equivalents — Beginning of Period	286,442	117,124

Cash and Cash Equivalents — End of Period	$192,814	$358,319

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Property and Equipment to Assets Held for Sale	$—	$491,764

EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc. (Consulier) and its subsidiaries are engaged in three primary business lines: ownership in limited liability entities, medical software activities and distribution of Captain Cra-Z Soap™ .
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .
Consulier’s income is also derived from ownership of limited liability companies and limited partnership interests (Note 5) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (Mosler), is a general partner of the general partner of AVM.
ST, LLC, one of our majority owned limited liability entities, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems Amelior ED™. Mosler’s ownership in ST, LLC was approximately 23% as of March 31, 2006. On September 28, 2004, PCTS acquired all of the assets and assumed certain liabilities of Healthcare Information Technology, Inc. (“HIT”), a provider of passive tracking technologies for emergency departments and operating rooms. The software technologies acquired from HIT tracks the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas. On July 15, 2005 and November 10, 2005, PCTS, LLC acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, (collectively known as the “Company”).

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
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries (“Consulier”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2005.
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
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $77,494 for the period ended March 31, 2006. Accumulated amortization totaled $697,414 at March 31, 2006.
Intangible Assets
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from HIT in 2004 and nuMedica in 2005, which are being amortized, over three to five years, using the straight-line method, and non-compete agreements, which are being amortized over one year, using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership and Limited Liability Companies Investments
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 2), thereby requiring consolidation. The Company owns less than 20% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.
Due to the Company’s partnership agreement with ST, LLC and ST, LLC’s operating agreement with PCTS, LLC, the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS, LLC. Therefore, in accordance with FIN 46(R), the Company considered ST, LLC as a variable interest entity that required consolidation into the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this partnership based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of March 31, 2006, there were no amounts related to the minority interest available to offset future losses.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compenation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the period ended March 31, 2006, the Company did not grant any new stock options, however, the Company modified the previously existing stock options outstanding at December 31, 2005. Accordingly, the Company’s results of operations for the period ended March 31, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R (Note 9).
During the period ended March 31, 2005, there were no stock options granted. Accordingly, no proforma effect on net income (loss) and earning (loss) per share is necessary.
Revenue Recognition
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which include new software licenses, software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), issued by the American Institute of Certified Public Accountants, the Company exercises judgment and use esimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenue is recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the new software license fees.
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements are generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenue for consulting services are generally recognizes as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.

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
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence”. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, and is additionally measured by the renewal rate offered to the customer.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements
In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of stock-based compensation, and for determining the impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.
NOTE 2: ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE)
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”). In December 2003, the FASB modified FIN 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.
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
FINANCIAL STATEMENTS
NOTE 2: ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE) (CONTINUED)
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
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14.5 million since inception and has no remaining net investment at March 31, 2006.
NOTE 3: DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of March 31, 2006 totaled $1,562,413 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 4: CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $63,000 as of March 31, 2006.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 50% of the Company’s software licensing fees are derived from 3 customers. Customer A, B and C represented approximately 26%, 13% and 11%, respectively, of total software licensing fees.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 5. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The limited partnership and limited liability company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owns approximately 7.55% of AVM L.P.’s (“AVM”) capital as of March 31, 2006 and approximately 7.55% at March 31, 2005. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.35% and 5.77% of AVM’s earnings during the three-month periods ended March 31, 2006 and 2005, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.
Following is a summary of the result of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2006	2005
Revenues	$17,023	$21,204
Cost and Expenses	9,299	8,976

Net Income	$7,724	$12,228

Consulier’s Share of Earnings	$413	$706

Net investment in AVM, L.P. at March 31, 2006 was $1,852,133.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 5: INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). Following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2006	2005
Revenues	$1,388	$1,232
Cost and Expenses	1,515	1,217

Net Income (Loss)	$(127)	$15

Consulier’s Share of Earnings	$(51)	$6

Net investment in BioSafe Systems, LLC at March 31, 2006 was approximately $680,923.
NOTE 6. EARNINGS PER SHARE
Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
	2006		2005
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (Loss)	$(2,671,409)		$104,149
DENOMINATOR:
Average number of common shares outstanding	5,243,105	(a)	5,243,105	(a)
(a) As of March 31, 2006 and 2005, the Company did not have any outstanding common stock equivalents to be included in its diluted earnings per share computation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31, 2006
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Entities	Activities	Activities	Total
Revenue (b)	$9,562	$—	$—	$459,604	$469,166
Operating (Loss)	(2,335)	—	(728,296)	(2,180,113)	(2,910,744)
Other Income (Loss)	—	362,454	(1,574)	(121,545)	239,335
Income Tax Benefit (Expense)	—	—	—	—	—
Net Income (Loss) (a)	(2,335)	362,454	(729,870)	(2,301,658)	(2,671,409)
Total Assets	$77,320	$2,533,056	$3,807,057	$4,877,628	$11,295,061

	Three Months Ended March 31, 2005
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Entities	Activities	Activities	Total
Revenue (b)	$7,435	$—	$—	$190,350	$197,785
Operating (Loss)	(3,278)	—	(140,644)	(1,676,082)	(1,820,004)
Other Income (Loss)	—	707,156	67,200	—	774,356
Minority Interest Loss	—	—	—	1,216,081	1,216,081
Income Tax Provision	—	—	(66,284)	—	(66,284)
Net Income (Loss) (a)	(3,278)	707,156	(139,728)	(460,001)	104,149
Total Assets	$82,794	$2,480,760	$3,412,887	$3,037,469	$9,013,910
(a) All interest expense incurred by the Company was allocated to the Corporate Activities Segment.
(b) There was no inter-segment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8: RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $226,160 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year as of March 31, 2006. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of March 31, 2006.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder for a total of $5,356,705 to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only payments are payable annually on the anniversary dates of each of the promissory notes. Promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. The Company may not prepay the principal balance without prior consent of the majority stockholder. From April 1, 2006 through May 2, 2006, the majority shareholder loaned an additional $930,000 to ST, LLC under terms similar to the notes issued above.
On January 5, 2006, the Company issued an unsecured promissory note to the majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand
NOTE 9: STOCK-BASED EMPLOYEE COMPENSATION
SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25 and related Interpretations. The Company has adopted the provisions of SFAS No. 123(R) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“FAS 148”). The Company calculated its SFAS 123(R) compensation expense using the Black-Scholes model with the following assumptions for the modifications of previously issued options; risk free rate of 4.77%, per share strike price of $4.65, dividend yield of 0%, average per share grant values of $3.50, volatility of 128%, and an expected life of one year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 9: STOCK-BASED EMPLOYEE COMPENSATION (CONTINUED)
Options outstanding as of December 31, 2005 were to expire on February 28, 2006, however, on February 27, 2006, the Company extended the expiration date through February 28, 2007. Accordingly, the Company recorded additional compensation cost of $580,099 for the period ended March 31, 2006. The additional compensation represent the difference between the fair value of the modified award and the fair value of the original vested share option assumed to be repurchased prior to the modification. As of March 31, 2006, the holders of these options were fully vested, accordingly, the Company recorded the total compensation cost to payroll and related expenses in the accompanying condensed interim consolidated statement of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following analyzes the results of operations for the three months ended March 31, 2006:
During the quarter ended March 31, 2006, sales increased approximately $271,000 from the comparable amounts recorded during the quarter ended March 31, 2005, due to the successful completion of installation of Amelior ED™ Products by PCTS, LLC (majority owned by ST, LLC).
During the quarter ended March 31, 2006, other income decreased by approximately $535,000 from the comparable amounts for the quarter ended March 31, 2005. This was primarily a result of the decrease in investment income of approximately $293,000, and an increase in interest expense of approximately $145,000.
Investment in BioSafe Systems, LLC (“BioSafe”) — Equity in the loss of BioSafe was approximately $51,000 in the first quarter of 2006, compared to income of approximately $6,000 for the quarter ended March 31, 2005. This represents the Company’s 40% interest in BioSafe’s net loss of approximately $127,000 in the three months ended March 31, 2006, compared to income of approximately $15,000 in the three months ended March 31, 2005.
Management continues to monitor these activities as it relates to budget amounts. See Liquidity and Capital Resources and Future Outlook sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
Investment in AVM, L.P. (“AVM”) — Equity in the income of AVM was approximately $413,000 in the first quarter of 2006 compared to income of approximately $707,000 for the quarter ended March 31, 2005 This represents the Company’s 5.3% interest in AVM’s net income of approximately $7,700,000 in the first quarter of 2006 compared to income of approximately $12,200,000 in the first quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2006 Consulier’s cash totaled approximately $193,000 as compared to approximately $286,000 at December 31, 2005. Net cash used in operations was approximately $1,956,000 for the three months ended March 31, 2006 compared to approximately $1,638,000 of net cash provided in the three months ended March 31, 2005. Net cash provided by investing activities was primarily due to the receipt of approximately $413,000 from AVM during the three months ended March 31, 2006 offset by acquisition of property and equipment and intangible assets totaling approximately $38,000.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14,500,000 since inception and has no remaining net investment at March 31, 2006.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership investment in AVM as well as obtaining additional financings. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period from AVM limited partnership, nor the continued ability to obtain additional funding. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future.
The Company has a $2,000,000 line of credit from a bank available, of which nothing has been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as the sales increase within that limited liability company.
FUTURE OUTLOOK
Based on AVM’s recent operations and operating results over the past five years, management expects continued annualized returns in 2006 on Consulier’s limited partnership investments. However, there is no guarantee that the annualized return in the first quarter of 2006 will be maintained.
Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Captain Cra-Z Hand and All Purpose Cleaner throughout 2006 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world and new marketing materials are being developed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Strong performances in BioSafe’s Agricultural market segment rebounded late in the quarter to account for the sales growth experienced in the Quarter. The timing of the rebound in the Agriculture market brought this segment to a positive 53% over the first quarter of 2006, while growth in the Aquatics’ product sales produced an almost 8% sales increase for the quarter. The Post Harvest and Horticulture market offset some of the gains in Agriculture and Horticulture.
In the first quarter, PCTS (ST, LLC is the majority member) successfully completed several implementations of its ED information system and automatic tracking software solutions. The Company announced the integration of ultra-wideband Radio Frequency Identification (RFID) locating hardware with its software. In addition, the Company launched EDTemplate, a paper template system for emergency physician charting which can be bundled with PCTS automation solutions. Christiana Care Hospital, one of the 25 busiest Emergency Departments in the nation was recognized nationally for improving the performance of its emergency department through the utilization of the Company’s tracking software. The Company is currently focused on active implementation projects across its solution portfolio through the remainder of 2006 and will be hosting an interactive automatic tracking event at a major national healthcare IT conference in May. The Company continues to leverage its experience and market advantage in automatic tracking software by expanding its network of tracking technology partners in order to secure additional healthcare patient & asset tracking contracts.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of March 31, 2006, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: May 19, 2006	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 19, 2006	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)