Form 10KSB/A
period 2005-12-31
CONSULIER ENGINEERING INC
filed 2006-06-21
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A
Amendment No. 2
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-17756
CONSULIER ENGINEERING, INC.

(Name of small business issuer in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, Florida	33404-5456

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (561) 842-2492
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock and Redeemable Warrants
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐   No ☒
The Issuer’s revenues for the fiscal year ended December 31, 2005, totaled $956,392.
The aggregate market value of the Issuer’s common equity held by non-affiliates on June 13, 2006, was $2,290,366.
As of June 13, 2006, the Issuer had 5,243,105 shares of common stock outstanding.

EXPLANATORY NOTE
This Amendment No. 2 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the Commission on April 17, 2006, and amended on May 4, 2006, is being filed to add additional disclosures on the cover page with respect to the aggregate market value of the common stock of the Issuer held by non-affiliates and to change the date of determination of the Issuer’s outstanding shares of common stock. This Amendment also includes pages F-2 through F-5 of the Financial Statements, which were included in the Annual Report filed on April 17, 2006, but inadvertently omitted from Amendment No. 1 filed on May 4, 2006. No other changes have been made to the annual Report on Form 10-KSB.

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
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following officers and directors of Consulier beneficially own the indicated number of shares of Common Stock of Consulier as of December 31, 2005:

		Amount and Nature	Percent of Class
	Name and Address	Of Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2005
Common Stock	Warren B. Mosler 5000 Estate Southgate Christainsted, USVI 00820	4,358,100	83.1%

Common Stock	Alan R. Simon 8295 North Military Trail, Suite C Palm Beach Gardens, FL 33410	201,368 (1)	3.8%

Common Stock	Burck E. Grosse 11 Huntly Circle Palm Beach Gardens, FL 33418	10,000	(2)

	All directors and executive Officers as a group (3 people)	4,569,468	87.1%

(1)	Includes options to acquire 190,000 shares of Consulier common stock from Mr. Mosler at $1.25 per share.

(2)	Does not exceed one (1%) percent of the class.
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

CONSULIER ENGINEERING, INC.
Dated: June 20, 2006	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Warren B. Mosler Warren B. Mosler	Chairman of the Board of Directors, President and Chief Executive Officer	June 20, 2006

/s/ Alan R. Simon Alan R. Simon	Secretary, Treasurer	June 20, 2006

/s/ Burck E. Grosse Burck E. Grosse	Director	June 20, 2006

/s/ Skender Fani Skender Fani	Director	June 20, 2006
/s/ Jean-Pierre Arnaud Jean-Pierre Arnaud	Director	June 20, 2006

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

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Treasury Stock				Notes
					Additional		Receivable	Total
					Paid-in	Retained	for	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Common	Equity
Balance, December 31, 2003	5,198,298	$51,983	255,844	$(515,750)	$3,129,631	$5,112,777	$(76,540)	$7,702,101

Sale of Treasury Stock	44,807	448	—	—	86,377	—	—	86,825

Acquisition of Treasury Stock	—	—	19,123	(66,936)	—	—	—	(66,936)

Net (Loss)	—	—	—	—	—	(2,634,938)	—	(2,634,938)

Payments on Notes Receivable	—	—	—	—	—	—	40,458	40,458

Balance, December 31, 2004	5,243,105	52,431	275,007	(582,686)	3,216,008	2,477,839	(36,082)	5,127,510

Net (Loss)	—	—	—	—	—	(1,160,717)	—	(1,160,717)

Payments on Notes Receivable	—	—	—	—	—	—	29,431	29,431

Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224

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