Form 10QSB
period 2006-06-30
CONSULIER ENGINEERING INC
filed 2006-08-14
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 120-2 of the Exchange Act).   Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of August 14, 2006, there were 5,243,105 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☑

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
Except for the historical information contained in this report, certain matters discussed in Management’s Discussion and Analysis or Plan of Operation are forward looking statements which involve risks and uncertainties including, but not limited to statements regarding Consulier Engineering, Inc. and Subsidiaries’ (“Consulier”) planned capital expenditure requirements, cash and working capital requirements. Consulier’s expectations regarding the adequacy of current financing arrangements, product demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters are not historical facts. It should be noted that Consulier’s actual results could differ materially from those contained in such forward looking statements mentioned above due to adverse changes in any number of factors that affect Consulier’s business including, without limitation, risks associated with interests in BioSafe Systems, LLC, ST, LLC and its PCTS, LLC, subsidiary, and AVM, L.P.; the marketing of Consulier’s Captain Cra-Z Soap products and the marketing of medical software by PCTS, LLC, manufacturing and supply risks, reliance upon distributors, regulatory risks, risks of expansion, product liability and other risks described herein.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS	2006
CURRENT ASSETS
Cash and Cash Equivalents	$55,558
Receivables, Net of Allowance for Doubtful Accounts of $81,167	908,440
Due from Related Parties	26,160
Income Tax Receivable	651,068
Inventories	59,538
Deferred Implementation Costs	1,428,812
Other Current Assets	172,715
Deferred Income Taxes	87,883

Total Current Assets	3,390,174
PROPERTY AND EQUIPMENT, Net	2,180,457
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	155,019
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,607,929
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	1,777,474
INTANGIBLE ASSET	937,989

$11,249,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,264,776
Income Tax Payable	21,479
Unearned Revenue	445,651
Related Party Payable	291,916
Note Payable-Related Party	2,001,441

Total Current Liabilities	4,025,263

NOTES PAYABLE — RELATED PARTY	5,356,705

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	3,807,592
Accumulated Deficit	(1,410,302)

2,449,721
Less:
Treasury Stock at Cost - 271,140 Shares	(575,996)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	1,867,074

$11,249,042

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2006	2005	2006	2005
Revenue:
Software Licensing Fees	$391,606	$161,623	$851,210	$351,973
Other Revenue	5,937	4,168	15,499	9,195

Total Revenue	397,543	165,791	866,709	361,168

Operating Costs and Expenses:
Cost of Revenue	297,208	4,837	480,554	6,409
Payroll and Related Expense	1,046,456	1,126,745	2,627,781	2,261,552
Selling, General and Administrative	654,011	541,433	1,455,718	1,004,804
Professional Services	612,394	323,738	1,091,780	550,896
Depreciation and Amortization	337,076	275,542	671,222	466,423

Total Operating Costs and Expenses	2,947,145	2,272,295	6,327,055	4,290,084

Operating Loss	(2,549,602)	(2,106,504)	(5,460,346)	(3,928,916)

Other Income (Loss)/(Expense):
Investment Income – Related Parties	538,163	652,187	951,226	1,358,745
Interest Expense	(165,303)	(7,298)	(320,120)	(17,142)
Net Undistributed Income (Loss) of Equity Investees	74,873	70,909	24,264	77,003
Other Income	31,698	31,821	63,396	105,776

Total Other Income (Loss)/(Expense)	479,431	747,619	718,766	1,524,382

(Loss) from Operations Before Minority Interest and Income Taxes	(2,070,171)	(1,358,885)	(4,741,580)	(2,404,534)
Minority Interest in Consolidated Subsidiary Losses	2,025,000	820,930	2,025,000	2,037,011

Income (Loss) from Operations Before Income Taxes	(45,171)	(537,955)	(2,716,580)	(367,523)
(Provision) Benefit for Income Taxes	(10,844)	217,924	(10,844)	151,640

Net Income (Loss)	$(56,015)	$(320,031)	$(2,727,424)	$(215,883)

Income (Loss) Per Share — Basic and Diluted:	$(0.01)	$(0.06)	$(0.52)	$(0.04)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224
Sale of Treasury Stock	—	—	(3,867)	6,690	11,485	—	—	18,175
Stock-Based Compensation	—	—	—	—	580,099	—	—	580,099
Net (Loss)	—	—	—	—	—	(2,727,424)	—	(2,727,424)

Balance, June 30, 2006	5,243,105	$52,431	271,140	$(575,996)	$3,807,592	$(1,410,302)	$(6,651)	$1,867,074

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
Cash Flows (Used in) Operating Activities	$(2,404,394)	$(3,336,553)

Investing Activities:
Distributions from Partnership Interest	951,226	1,358,745
Acquisition of Property and Equipment	(151,517)	(553,682)
Decrease in Due from Related Parties	—	44,439

Net Cash Provided by Investing Activities	799,709	849,502

Financing Activities:
Proceeds from Subscription Receivable	—	29,431
Proceeds from Minority Shareholder	—	2,054,798
Change in Related Party Payables	21,560	79,919
Proceeds from Notes Payable-Related Party	3,334,066	—
Proceeds from (repayments to) Line of Credit	(2,000,000)	469,000
Proceeds from the Sale of Treasury Stock	18,175	—

Net Cash Provided by Financing Activities	1,373,801	2,633,148

Increase (Decrease) in Cash and Cash Equivalents	(230,884)	146,097
Cash and Cash Equivalents — Beginning of Period	286,442	117,124

Cash and Cash Equivalents — End of Period	$55,558	$263,221

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Property and Equipment to Assets Held for Sale	$—	$491,764

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc. and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in three primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and ownership of business entities.
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
ST, LLC, a majority owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems marketed as Amelior ED™. Mosler’s ownership in ST, LLC was approximately 23% as of June 30, 2006. On July 15, 2005 and November 10, 2005, PCTS acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST. LLC, and its majority owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2005.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, software and service revenue, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis, actual results could differ from these estimates and those differences may be material.
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
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $154,988 for the six months ended June 30, 2006. Accumulated amortization totaled $774,908 at June 30, 2006.
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
Due to the Company’s partnership agreement with ST, LLC and ST, LLC’s operating agreement with PCTS, LLC; the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS, LLC. Therefore, in accordance with FIN 46(R), the Company considered ST, LLC as a variable interest entity that required consolidation into the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this partnership based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of June 30, 2006, there were no amounts related to the minority interest available to offset future losses
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual prior return of 10% on their investment and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of June 30, 2006, the Class A member had invested $2,025,000 in 2006. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $50,000 at June 30, 2006.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (SFAS 123(R)’). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”), and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the six months ended June 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the six months ended June 30, 2006, the Company did not grant any new stock options, however, the Company modified the previously existing stock options outstanding at December 31, 2005. Accordingly, the Company’s results of operations for the six months ended June 30, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R (Note 11).
During the three and six months ended June 30, 2006 and 2005, there were no stock options granted. Accordingly, no proforma effect on net income (loss) and earning (loss) per share is necessary.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which include new software licenses, software license updates and product support revenues and (2) services, which include consulting, advance product services and education revenues.
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), issued by the American Institute of Certified Public Accountants, the Company exercises judgment and uses estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.
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
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE”), an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). In December 2003, the FASB modified FIN 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.
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
On April 1, 2005 (the date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 54%, thereby requiring consolidation.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14.5 million since inception and has no remaining net investment at June 30, 2006.

NOTE 3.	DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of June 30, 2006 totaled $1,428,812 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

NOTE 4.	CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The company places its cash with high credit quality financial institutions. Cash held by these financial institutions did not exceed FDIC limits at June 30, 2006.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 36% of the Company’s software licensing fees are derived from two customers. Customer A and B represented approximately 19% and 17%, respectively, of total software licensing fees.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5.	INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned approximately 7.5% of AVM L.P.’s (“AVM”) capital as of June 30, 2006 and 2005. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.4% and 5.6% of AVM’s earnings during the six months ended June 30, 2006 and 2005, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.
The Company’s income from its interest in AVM was $538,000 in the second quarter of 2006, compared to income of approximately $652,000 for the quarter ended June 30, 2005. This represents the Company’s 5.4% interest in AVM’s net income of approximately $10,000,000 in the second quarter of 2006, compared to income of approximately $11,500,000 in the second quarter of 2005.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenues	$19,820	$18,528	$36,842	$39,732
Cost and Expenses	9,818	6,974	19,116	15,950

Net Income	$10,002	$11,554	$17,726	$23,782

Consulier’s Share of Earnings	$538	$652	$951	$1,356

Cost of the Company’s interest in AVM, L.P. at June 30, 2006 was $1,852,133.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5.	INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenues	$1,928	$1,715	$3,316	$2,947
Cost and Expenses	1,740	1,537	3,255	2,754

Net Income	$188	$178	$61	$193

Consulier’s Share of Earnings	$75	$71	$24	$77

Net investment in BioSafe Systems, LLC at June 30, 2006 was approximately $755,796.

NOTE 6.	EARNINGS PER SHARE
Basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were calculated as follows:

			Three Months Ended						Six Months Ended
			June 30						June 30,
			2006			2005			2006			2005
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)			$(56,015)			$(320,031)			$(2,727,424)			$(215,883)

DENOMINATOR:
Average number of common shares outstanding	(a	)	5,243,105	(a	)	5,243,105	(a	)	5,243,105	(a	)	5,243,105

(a)	As of June 30, 2006 and 2005, the Company did not have any outstanding common stock equivalents to be included in its diluted earnings per share computation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interest in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the six and three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30, 2006
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$5,937	$—	$—	$391,606	$397,543
Operating (Loss)	(22,081)	—	(171,074)	(2,356,447)	(2,549,602)
Other Income (Loss)	—	613,036	(696)	(132,909)	479,431
Minority Interest Loss	—	—	—	2,025,000	2,025,000
Income Tax Benefit (Provision)	—	(10,844)	—	—	(10,844)
Net Income (Loss) (a)	(22,081)	602,192	(171,770)	(464,356)	(56,015)
Total Assets	$65,228	$2,607,929	$3,885,674	$4,690,211	$11,249,042

	Three Months Ended June 30, 2005
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$4,168	$—	$—	$161,623	$165,791
Operating (Loss)	(10,124)	—	(154,854)	(1,941,526)	(2,106,504)
Other Income (Loss)	—	723,096	24,523	—	747,619
Minority Interest Loss	—	—	—	820,930	820,930
Income Tax Benefit (Provision)	—	(260,315)	46,919	431,320	217,924
Net Income (Loss) (a)	(10,124)	941,020	(130,331)	(1,120,596)	(320,031)
Total Assets	$82,667	$2,549,169	$3,339,529	$3,306,581	$9,277,946

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	SEGMENT INFORMATION (CONTINUED)

	Six Months Ended June 30, 2006
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$15,499	$—	$—	$851,210	$866,709
Operating (Loss)	(24,416)	—	(898,630)	(4,537,300)	(5,460,346)
Other Income (Loss)	—	975,490	(2,270)	(254,454)	718,766
Minority Interest Loss	—	—	—	2,025,000	2,025,000
Income Tax Benefit (Provision)	—	(10,844)	—	—	(10,844)
Net Income (Loss) (a)	(24,416)	964,646	(900,900)	(2,766,754)	(2,727,424)
Total Assets	$65,228	$2,607,929	$3,885,674	$4,690,211	$11,249,042

	Six Months Ended June 30, 2005
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$9,195	$—	$—	$351,973	$361,168
Operating (Loss)	(15,810)	—	(297,095)	(3,616,011)	(3,928,916)
Other Income (Loss)	—	1,440,218	84,164	—	1,524,382
Minority Interest Loss	—	—	—	2,037,011	2,037,011
Income Tax Benefit (Provision)	—	(573,570)	83,311	641,899	151,640
Net Income (Loss) (a)	(15,810)	866,648	(129,620)	(937,101)	(215,883)
Total Assets	$82,667	$2,549,169	$3,339,529	$3,306,581	$9,277,946

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Current:
Federal	$—	$—	$—	$—
State	10,844	—	10,844	—

	10,844	—	10,844	—

Deferred:
Federal	—	(187,109)	—	(130,757)
State	—	(30,815)	—	(20,883)

	—	(217,924)	—	(151,640)

Total income tax (benefit) provision	$10,844	$(217,924)	$10,844	$(151,640)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Tax provision (benefit) at statutory rate	$—	$(182,905)	$—	$(124,957)
State income tax expense (benefit) net of federal tax effect	10,844	(19,528)	10,844	(13,341)
Other	—	(15,491)	—	(13,342)

Income tax (benefit)	$10,844	$(217,924)	$10,844	$(151,640)

During the quarter ended June 30, 2005, the Company generated a Federal tax net operating loss that is to be carried-back to prior year operating income, giving rise to an income tax refund. As of June 30, 2006, the Company had a Federal and state tax loss carry-forwards totaling approximately $1,497,000 and $4,572,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 9.	COMMITMENTS AND CONTINGENCIES
As of June 30, 2006, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.
On August 1, 2006, a shareholder derivative lawsuit was filed by a number of shareholders of Patient Care Technology Systems, Inc., formerly ER Quick, Inc., which owns a 25% interest in the Company’s subsidiary, Patient Care Technology Systems, LLC (PCTS) in the Superior Court of the State of California, County of San Diego against PCTS and other defendants alleging that PCTS misappropriated unspecified assets from Patient Care Technology Systems, Inc.
On or about August 2, 2006 PCTS was made a defendant to a lawsuit filed Hill-Rom Services, Inc. et al in the United States District Court, Middle District of North Carolina, as a successor in interest to Healthcare Information Technology, Inc. and as a customer of a vendor concerning their vendors’ disputed patent ownership and unauthorized use of such patents. Hill-Rom, et al also requested a determination that Hill-Rom, et al did not violate its license agreement with PCTS’s vendor.
PCTS has advised the Company that it believes both suits are without merit and that it will defend them vigorously.

NOTE 10.	RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $226,160 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year from June 30, 2006. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of June 30, 2006.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 10.	RELATED PARTY TRANSACTIONS (CONTINUED)
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder for a total of $5,356,705, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. The Company may not prepay the principal balance without prior consent of the majority stockholder.
On January 5, 2006, the Company issued an unsecured promissory note to Consulier’s majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand.

NOTE 11.	STOCK-BASED EMPLOYEE COMPENSATION
SFAS No. 123(R) established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25 and related Interpretations. The Company has adopted the provisions of SFAF No. 123(R) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“FAS 148”). The Company calculated its SFAS 123(R) compensation expense using the Black-Scholes model with the following assumptions for the modifications of previously issued options; risk free rate of 4.77%, per share strike price of $4.65, dividend yield of 0%, average per share values of $3.50, historical volatility of 128%, and an expected life of one year.
Options outstanding as of December 31, 2005 were to expire on February 28, 2006; however, on February 27, 2006 the Company extended the expiration date through February 28, 2007. Accordingly, the Company recorded additional compensation of $580,099 for the six months ended June 30, 2006. The additional compensation represented the difference between the fair value of the modified award and the fair value of the original vested share option assumed to be repurchased prior to the modification. As of June 30, 2006, the holders of these options were fully vested. Accordingly, the Company recorded the total compensation cost to payroll and related expenses in the accompanying condensed interim consolidated statement of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 12.	SUBSEQUENT EVENT
On July 17, 2006, the Company’s majority shareholder purchased 166,204 shares of the Company’s common stock held in treasury stock by exchanging $600,000 of the Company’s indebtedness to the shareholder as part of the Company’s plan to comply with NASDAQ Marketplace Rule 4310(c)(z)(b)(i) by increasing the Company’s shareholders’ equity to more than $2,500,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following compares the results of operations for the three and six months ended June 30, 2006, with comparable periods in the prior year.
During the quarter ended June 30, 2006, sales increased approximately $230,000 from sales for the quarter ended June 30, 2005, due to the successful completion of installation of Amelior ED™ Products by PCTS, LLC (majority owned by ST, LLC) . During the six months ended June 30, 2006, sales increased approximately $506,000 from the comparable 2006 period.
Loss from operations for the six months ended June 30, 2006 was approximately $5,460,000, or $1.04 per share, compared to a loss of approximately $3,929,000, or $.75 per share, for the six months ended June 30, 2005, primarily due to losses from PCTS, LLC (majority owned by ST, LLC).
During the quarter ended June 30, 2006, other income (loss)/(expense) decreased approximately $268,000 from the quarter ended June 30, 2005, primarily a result of additional interest expense and reduced income from AVM, LTD.
During the six months ended June 30, 2006, other income (loss)/(expense) decreased approximately $806,000 from the six months ended June 30, 2005, primarily a result of additional interest expense and reduced income from AVM, LTD.
The Company’s income from its interest in BioSafe Systems, LLC (“BioSafe”) — Equity in the income of BioSafe was approximately $75,000 in the second quarter of 2006, compared to income of approximately $71,000 for the quarter ended June 30, 2005. This represents the Company’s 40% interest in BioSafe’s net income of approximately $188,000 in the second quarter of 2006, compared to income of approximately $178,000 in the second quarter of 2005
The Company’s income from its interest in Investment in AVM was $538,000 in the second quarter of 2006, compared to income of approximately $652,000 for the quarter ended June 30, 2005. This represents the Company’s 5.4% interest in AVM’s net income of approximately $10,000,000 in the second quarter of 2006, compared to income of approximately $11,500,000 in the second quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Management continues to monitor these activities as they relate to budget amounts. See “Liquidity and Capital Resources” and “Outlook” sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2006, Consulier’s cash totaled approximately $56,000 compared to approximately $286,000 at December 31, 2005. Net cash used in operations was approximately $2,404,000 for the six months ended June 30, 2006, compared to approximately $3,337,000 of net cash used in the six months ended June 30, 2005. Net cash provided by investing activities was primarily due to the distribution of approximately $951,000 from AVM during the six months ended June 30, 2006, offset by the acquisition of property and equipment totaling approximately $152,000.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14,500,000 since inception and has no remaining net investment at June 30, 2006.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM as well as obtaining additional financing proceeds. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period from AVM limited partnership, nor the continued ability to obtain additional funding. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future.
The Company has a $2,000,000 line of credit available from a bank, of which nothing has been used. It is anticipated that the cash requirements for ST, LLC will reduce in the future as ST, LLC’s sales increase.

OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2006 on its interest in AVM; however, there is no guarantee that the annualized return in the second quarter of 2006 will be maintained throughout fiscal 2006.
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
Strong performances in most of BioSafe’s market segments combined to account for the sales growth experienced in the 2nd quarter of 2006. Agriculture segments had an increase in sales of 250% over the first half of 2006, while our achievement of the projected growth in Aquatics’ product sales produced 125% sales increase. BioSafe has increased inventory levels to respond to the customer demand.
In the second quarter, PCTS successfully demonstrated the Company’s automatic tracking software to an international audience at a major electronic medical records conference. PCTS distributed locating tags to conference attendees and integrated the tags with PCTS’s software to demonstrate its tracking, communication and management capabilities. PCTS received national recognition for this first-of-its kind technology demonstration which also involved lectures from key customers. PCTS successfully implemented its emergency department tracking software at a second facility of Christiana Care Health System in Delaware and signed a multi-year contract with Carondelet Health Network (Tucson, Arizona) to implement its automatic tracking software in the emergency and perioperative departments of selected facilities. In addition, the company announced co-marketing agreements with providers of complementary bed management and locating hardware systems to further broaden its market reach. The PCTS remains focused on active implementation projects across its solution portfolio through the remainder of 2006.
ITEM 3. CONTROLS AND PROCEDURES
Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in the reports filed in the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls during the periods covered by this Report.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of June 30, 2006, there were no legal proceedings pending against the Company or its subsidiaries nor did the Company have any knowledge of any proceedings which were being contemplated, except a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.
On August 1, 2006, a shareholder derivative lawsuit was filed by a number of shareholders of Patient Care Technology Systems, Inc., formerly ER Quick, Inc., which owns a 25% interest in the Company’s subsidiary, Patient Care Technology Systems, LLC (PCTS) in the Superior court of the State of California, County of San Diego against PCTS and other defendants alleging that PCTS misappropriated unspecified assets from Patient Care Technology Systems, Inc.
On or about August 2, 2006 PCTS was made a defendant to a lawsuit filed Hill-Rom Services, Inc. et al in the United States District Court, Middle District of North Carolina, as a successor in interest to Healthcare Information Technology, Inc. and as a customer of a vendor concerning their vendors’ disputed patent ownership and unauthorized use of such patents. Hill-Rom, et al also requested a determination that Hill-Rom, et al did not violate its license agreement with PCTS’s vendor.
PCTS has advised the Company that it believes both suits are without merit and that it will defend them vigorously.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION (CONTINUED)
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

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

CONSULIER ENGINEERING, INC. (Registrant)
Date: August 14, 2006	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 14, 2006	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002