Form 10-Q
period 2006-09-30
CONSULIER ENGINEERING INC
filed 2006-11-13
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-17756
Consulier Engineering, Inc.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2391 Old Dixie Highway, Riviera Beach, FL33404

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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☑     No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of September 30, 2006, there were 5,243,105 outstanding
shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one): Yes ☐     No ☑

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10Q-SB contains “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, competition from existing and new competitors, our ability to introduce new products, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could caused actual results to differ materially from those contained in any forward-looking statement. Among other things, continued unfavorable economic conditions may impact market growth trends or otherwise impact the demand for our products and services; competition from existing and new competitors and producers of alternative products will impact our ability to penetrate or expand our presence in new or growing markets. Uncertainties relating to our ability to develop and distribute new proprietary products to respond to market needs in a timely manner may impact our ability to exploit new or growing markets; our ability to successfully identify and implement productivity improvements and cost reduction initiatives may impact profitability.
In addition, unless otherwise specifically provided herein, the statements in this Report are made as of end of the period for which the Report is filed. We expect that subsequent events or developments will cause our views to change. We undertake no obligation to update any of the forward-looking statements made herein, whether as a resul5t of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to end of the period for which the Report is filed.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART 1.-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS OF CONSULIER ENGINEERING, INC.
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$146,443
Receivables, Net of Allowance for Doubtful Accounts of $81,167	407,503
Due from Related Parties	26,160
Income Tax Receivable	651,068
Inventories	57,419
Deferred Implementation Costs	1,580,106
Other Current Assets	160,633
Deferred Income Taxes	87,883

Total Current Assets	3,117,215
PROPERTY AND EQUIPMENT, Net	2,009,938
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, Net	282,682
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,737,162
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	1,577,325
INTANGIBLE ASSET, Net	845,428

$10,769,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,392,608
Unearned Revenue	444,070
Related Party Payable	474,846
Note Payable-Related Party	951,441

Total Current Liabilities	3,262,965

NOTES PAYABLE — RELATED PARTY	4,830,262

COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,243,105 Shares	52,431
Additional Paid-in Capital	4,096,108
Retained Earnings (Accumulated Deficit)	(1,200,853)

2,947,686
Less:
Treasury Stock at Cost - 104,936 Shares	(264,512)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	2,676,523

$10,769,750

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenue:
Software Licensing Fees	$406,712	$455,443	$1,257,922	$807,416
Other Revenue	4,900	20,485	20,399	29,680

Total Revenue	411,612	475,928	1,278,321	837,096

Operating Costs and Expenses:
Cost of Revenue	95,071	6,998	575,628	13,407
Payroll and Related Expense	1,018,296	1,243,657	3,646,077	3,505,209
Selling, General and Administrative	679,114	642,745	2,134,832	1,658,340
Professional Services	312,850	341,418	1,404,630	892,314
Depreciation and Amortization	335,623	310,259	1,006,845	765,891

Total Operating Costs and Expenses	2,440,954	2,545,077	8,768,012	6,835,161

Operating Loss	(2,029,342)	(2,069,149)	(7,489,691)	(5,998,065)

Other Income (Loss)/(Expense):
Investment Income — Related Parties	406,036	309,440	1,357,262	1,668,185
Interest Expense	(163,171)	(11,638)	(483,291)	(28,780)
Net Undistributed Income (Loss) of Equity Investees	129,233	283,312	153,497	360,315
Other Income	31,698	31,883	95,094	137,659
Gain (Loss) on Disposal of Equipment	15,504	(95,746)	15,504	(95,746)

Total Other Income (Loss)/(Expense)	419,300	517,251	1,138,066	2,041,633

(Loss) from Operations Before Minority Interest and Income Taxes	(1,610,042)	(1,551,898)	(6,351,625)	(3,956,432)
Minority Interest in Consolidated Subsidiary Losses	2,019,643	1,104,768	4,044,643	3,141,779

Income (Loss) from Operations Before Income Taxes	409,601	(447,130)	(2,306,982)	(814,653)
(Provision) Benefit for Income Taxes	(200,149)	176,313	(210,993)	327,953

Net Income (Loss)	$209,452	$(270,817)	$(2,517,975)	$(486,700)

Income (Loss) Per Share — Basic and Diluted:	$0.04	$(0.05)	$(0.48)	$(0.09)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224
Sale of Treasury Stock	—	—	(3,867)	6,690	11,485	—	—	18,175
Issuance of Treasury Stock upon
Conversion of Note Payable-Related Party	—	—	(166,204)	311,484	288,516	—	—	600,000
Stock-Based Compensation	—	—		—	580,099	—	—	580,099
Net (Loss)	—	—	—	—	—	(2,517,975)	—	(2,517,975)

Balance, September 30, 2006	5,243,105	$52,431	104,936	$(264,512)	$4,096,108	$(1,200,853)	$(6,651)	$2,676,523

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2006	2005
Cash Flows (Used in) Operating Activities	$(5,785,973)	$(4,871,379)

Investing Activities:
Distributions from Partnership Interest	1,357,262	1,668,185
Acquisition of Property and Equipment	(175,861)	(1,586,385)
Proceeds from Sale of Asset	72,894	—
Acquisition of Software Upgrades	(233,252)	—
Decrease in Due from Related Parties	—	60,172

Net Cash Provided by Investing Activities	1,021,043	141,972

Financing Activities:
Proceeds from Subscription Receivable	—	29,431
Repayments on Notes Payable-Related Party	(450,800)	—
Proceeds from Minority Shareholder of ST, LLC	3,519,000	3,753,693
Change in Related Party Payables	204,490	118,290
Proceeds from Notes Payable-Related Party	3,334,066	—
Proceeds from (repayments to) Line of Credit	(2,000,000)	1,097,000
Proceeds from the Sale of Treasury Stock	18,175	—

Net Cash Provided by Financing Activities	4,624,931	4,998,414

Increase (Decrease) in Cash and Cash Equivalents	(139,999)	269,007
Cash and Cash Equivalents — Beginning of Period	286,442	117,124

Cash and Cash Equivalents — End of Period	$146,443	$386,131

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of Property and Equipment to Assets Held for Sale	$—	$491,764

Conversion of Note Payable-Related Party to Class A Stock of ST, LLC	$525,643	$—

Issuance of Treasury Stock upon Conversion of Note Payable-Related Party	$600,000	$—

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc. and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in two primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and minority ownership of other business entities.
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
ST, LLC, a majority owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems marketed as Amelior ED™. Mosler’s ownership in ST, LLC was approximately 23% and Consulier’s ownership was approximately 58% as of September 30, 2006. On July 15, 2005 and November 10, 2005, PCTS acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, and its majority owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of September 30, 2006, and the results of their operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2005.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, software and service revenue, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an on-going basis. Actual results could differ from these estimates and those differences may be material.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Concentrations
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. PCTS’s accounts receivable are concentrated in the healthcare industry. PCTS’s customers typically have been well-established hospitals or medical facilities. However, some hospitals and medical facilities have experienced significant operating losses as a result of limits on a third-party reimbursement from insurance companies and governmental entities and extended payment of receivables from these entities is not uncommon.
To date, PCTS has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results.
PCTS currently buys all of its hardware and some major software components for its emergency room information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.
Capitalized Software Development Costs
Software development costs are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility, are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $260,577 for the nine months ended September 30, 2006. Accumulated amortization totaled $880,497 at September 30, 2006.
During 2006 and 2005, the Company required third party expertise for the development of a new data based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products. For the nine months ended September 30, 2006 and 2005, research and development costs totaled $1,004,087 and $559,191, respectively. These expenses are included with professional fees in the accompanying condensed consolidated statement of operations.
Intangible Assets
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from Healthcare Information Technology, Inc. in 2004 and nuMedica in 2005, which are being amortized over three to five years using the straight-line method, and non-compete agreements, which are being amortized over one year using the straight-line method.The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
Partnership and Limited Liability Companies Investments
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 2), thereby requiring consolidation. The Company owns less than 10% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership and Limited Liability Companies Investments (Continued)
Due to the Company’s membership interest in ST, LLC and ST, LLC’s operating agreement with PCTS; the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS. Therefore, in accordance with FIN 46(R), the Company considered ST, LLC as a variable interest entity that required consolidation with the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this LLC based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of September 30, 2006, there were no amounts related to the minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of September 30, 2006, the Class A member had invested $4,044,643, which included the conversion of notes payable to a related party totaling $525,643 during the nine months ended September 30, 2006. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $150,000 at September 30, 2006.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine months ended September 30, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the nine months ended September 30, 2006, the Company did not grant any new stock options, however, the Company modified the previously existing stock options outstanding at December 31, 2005. Accordingly, the Company’s results of operations for the nine months ended September 30, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R (Note 11).
During the three and nine months ended September 30, 2006 and 2005, there were no stock options granted. Accordingly, no proforma effect on net income (loss) and earning (loss) per share is necessary.
Revenue Recognition
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which include new software licenses, software license updates and product support revenues and (2) services, which include consulting, advance product services and education revenues.
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which are included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), issued by the American Institute of Certified Public Accountants, the Company exercises judgment and uses estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (Continued)
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
Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.
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
Revenue Recognition (Continued)
Advanced product services revenue is recognized over the term of the service contract, which is generally one year. Education revenue is recognized as the classes or other education offerings are delivered.
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, and is additionally measured by the renewal rate offered to the customer.
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
On April 1, 2005 (the date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14.5 million since inception and has no remaining net investment at September 30, 2006.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of September 30, 2006, totaled $1,580,106 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 4. CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $26,000 at September 30, 2006.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 17% of the Company’s software licensing fees were derived from one customer for the nine months ended September 30, 2006. Approximately 48% of the Company’s software licensing fees were derived from 3 customers for the nine months ended September 30, 2005. Customer A, B and C represented approximately 25%, 13% and 10%, respectively of total software licensing fees.
NOTE 5. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned an approximate 7.5% limited partnership interest in AVM as of September 30, 2006 and 2005. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.4% and 5.7% of AVM’s earnings during the nine months ended September 30, 2006 and 2005, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
The Company’s income from its interest in AVM was $406,000 in the third quarter of 2006, compared to income of approximately $309,000 for the quarter ended September 30, 2005. This represents the Company’s 5.4% interest in AVM’s net income of approximately $7,500,000 in the third quarter of 2006, compared to income of approximately $5,459,000 in the third quarter of 2005.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenues	$16,512	$11,806	$53,354	$51,539
Cost and Expenses	9,012	6,347	28,128	22,297

Net Income	$7,500	$5,459	$25,226	$29,242

Consulier’s Share of Earnings	$406	$309	$1,357	$1,668

Cost of the Company’s interest in AVM at September 30, 2006 was $1,852,133.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2006	2005	2006	2005
Revenues	$2,129	$2,453	$5,445	$5,400
Cost and Expenses	1,806	1,745	5,057	4,499

Net Income	$323	$708	$388	$901

Consulier’s Share of Earnings	$129	$283	$154	$360

Net investment in BioSafe at September 30, 2006 was approximately $885,029.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) available to stockholders by the weighted —average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.
Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were calculated as follows:

	Three Months Ended				Nine Months Ended
	September 30				September 30,
	2006		2005		2006		2005
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (Loss)	$209,452		$(270,817)		$(2,517,975)		$(486,700)

DENOMINATOR:
Basic earnings per share weighted average shares outstanding	5,243,105		5,243,105		5,243,105		5,243,105
Effect of dilutive employee stock awards	64,500	(a)	—	(a)	—	(a)	—

Diluted earnings per share weighted average shares outstanding	5,307,605		5,243,105		5,243,105		5,243,105

(a) Effect of dilutive employee stock awards were not included in computing diluted earnings per share because their effects were antidilutive.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interest in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30, 2006
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)		$4,900	$—	$$406,712	$411,612
Operating (Loss)	(9,228)	—	(253,944)	(1,766,173)	(2,029,345)
Other Income (Loss)	—	535,269	2,095	(118,064)	419,300
Minority Interest Loss	—	—	—	2,019,643	2,019,643
Income Tax Benefit (Provision)	15,340	(678,046)	462,557	—	(200,149)
Net Income (Loss) (a)	6,112	(142,777)	348,963	(2,849)	209,449
Total Assets	$65,999	$2,737,162	$3,639,210	$4,327,379	$10,769,750

	Three Months Ended September 30, 2005
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$20,485	$—	$—	$455,443	$475,928
Operating (Loss)	4,429	—	(109,910)	(1,963,668)	(2,069,149)
Other Income (Loss)	—	592,752	20,245	(95,746)	517,251
Minority Interest Loss	—	—	—	1,104,768	1,104,768
Income Tax Benefit (Provision)	4,665	(243,037)	37,194	377,491	176,313
Net Income (Loss) (a)	9,094	349,715	(52,471)	(577,155)	(270,817)
Total Assets	$86,916	$2,832,480	$3,405,596	$4,142,478	$10,467,470
(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION (CONTINUED)

	Nine Months Ended September 30, 2006
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)		$20,399	$—	$$1,257,922	$$1,278,321
Operating (Loss)	(33,644)	—	(1,014,319)	(6,441,728)	(7,489,691)
Other Income (Loss)	—	1,510,759	(175)	(372,518)	1,138,066
Minority Interest Loss	—	—	—	4,044,643	4,044,643
Income Tax Benefit (Provision)	15,340	(688,890)	462,557	—	(210,993)
Net Income (Loss) (a)	(18,304)	821,869	(551,937)	(2,769,603)	(2,517,975)
Total Assets	$65,999	$2,737,162	$3,639,210	$4,327,379	$10,769,750

	Nine Months Ended September 30, 2005
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$29,680	$—	$—	$807,416	$837,096
Operating (Loss)	(11,550)	—	(408,262)	(5,578,253)	(5,998,065)
Other Income (Loss)	—	2,028,500	108,879	(95,746)	2,041,633
Minority Interest Loss	—	—	—	3,141,779	3,141,779
Income Tax Benefit (Provision)	4,665	(816,607)	120,505	1,019,390	327,953
Net Income (Loss) (a)	(6,885)	1,211,893	(178,878)	(1,512,830)	(486,700)
Total Assets	$86,916	$2,832,480	$3,405,596	$4,142,478	$10,467,470
(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Current:
Federal	$—	$—	$—	$—
State	—	—	10,844	—

	—	—	10,844	—

Deferred:
Federal	200,149	(168,343)	200,149	(299,100)
State	—	(7,970)	—	(28,853)

	200,149	(176,313)	200,149	(327,953)

Total income tax (benefit) provision	$200,149	$(176,313)	$210,993	$(327,953)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
	2006		2005		2006		2005
Tax provision (benefit) at	$		$		$		$
statutory rate		139,264		(152,024)		(784,374)		(276,982)
State income tax expense (benefit) net of federal tax effect		—		(24,592)		10,844		(44,806)
Suspended losses in ST, LLC		—		—		941,665		—
Other		60,885		303		42,858		(6,165)

Income tax (benefit)		$200,149		$(176,313)		$210,993		$(327,953)

As of September 30, 2006, the Company had Federal and state tax loss carry-forwards totaling approximately $1,497,000 and $4,572,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9: COMMITMENTS AND CONTINGENCIES
As of September 30, 2006, there was a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.
On August 1, 2006, a shareholder derivative lawsuit was filed by a number of shareholders of Patient Care Technology Systems, Inc., formerly ER Quick, Inc., which owns a 25% interest in the Company’s subsidiary, Patient Care Technology Systems, LLC (“PCTS”.) The suit, filed in the Superior Court of the State of California, County of San Diego, against PCTS and other defendants, alleges that PCTS misappropriated unspecified assets from Patient Care Technology Systems, Inc.
On or about August 2, 2006 PCTS, was made a defendant to a lawsuit filed by Hill-Rom Services, Inc. et al in the United States District Court, Middle District of North Carolina, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning their vendors’ disputed patent ownership and unauthorized use of such patents. The plaintiffs also requested a determination that they did not violate their license agreement with PCTS’s vendor.
PCTS has advised the Company that it believes both suits are without merit and that it will defend them vigorously.
As of September 30, 2006, the Company has a $2,000,000 line of credit available from a bank. At September 30, 2006, there were no amounts outstanding under this line of credit.
NOTE 10. RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $226,160 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year from September 30, 2006. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of September 30, 2006.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10. RELATED PARTY TRANSACTIONS (CONTINUED)
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $4,830,262, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder.
On January 5, 2006, the Company issued an unsecured promissory note to Consulier’s majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand. As of September 30, 2006, the remaining unpaid principal balance due the majority stockholder totaled $951,441, which has been included in short-term liabilities on the accompanying consolidated balance sheet. During the quarter ended September 30, 2006, the majority stockholder converted $600,000 of this promissory note in exchange for 166,204 shares of the Company’s common stock held in treasury (Note 12).
NOTE 11: STOCK-BASED EMPLOYEE COMPENSATION
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: STOCK-BASED EMPLOYEE COMPENSATION (CONTINUED)
Options outstanding as of December 31, 2005 were to expire on February 28, 2006; however, on February 27, 2006 the Company extended the expiration date through February 28, 2007. Accordingly, the Company recorded additional compensation of $580,099 for the nine months ended September 30, 2006. The additional compensation represented the difference between the fair value of the modified award and the fair value of the original vested share option assumed to be repurchased prior to the modification. As of September 30, 2006, the holders of these options were fully vested. Accordingly, the Company recorded the total compensation cost to payroll and related expenses in the accompanying condensed interim consolidated statement of operations.
NOTE 12: TREASURY STOCK
On July 17, 2006, the Company’s majority shareholder acquired 166,204 shares of the Company’s common stock held in treasury stock by exchanging $600,000 of the Company’s indebtedness to the shareholder as part of the Company’s plan to comply with NASDAQ Marketplace Rule 4310(c)(z)(b)(i) by increasing the Company’s shareholders’ equity to more than $2,500,000.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following compares the results of operations for the three and nine months ended September 30, 2006, with comparable periods in the prior year.
During the quarter ended September 30, 2006, sales decreased approximately $64,000 from sales for the quarter ended September 30, 2005 due to the loss of a hospital account in PCTS, LLC. During the nine months ended September 30, 2006, sales increased approximately $441,000 from the comparable 2005 period due to the increase in Hospital accounts in PCTS, LLC during the nine months ended.
Loss from operations for the nine months ended September 30, 2006 was approximately $7,489,000, or $1.43 per share, compared to a loss of approximately $5,998,000, or $1.14 per share, for the nine months ended September 30, 2005, primarily due to losses from PCTS, LLC (majority owned by ST, LLC) which resulted from The Company’s marketing efforts.
During the quarter ended September 30, 2006, other income (loss)/(expense) decreased approximately $98,000 from the quarter ended September 30, 2005, primarily a result of additional interest expense.
During the nine months ended September 30, 2006, other income (loss)/(expense) decreased approximately $904,000 from the nine months ended September 30, 2005, primarily a result of additional interest expense and reduced income from AVM, LTD. and BioSafe Systems, LLC.
Equity in the income of BioSafe was approximately $129,000 in the third quarter of 2006, compared to income of approximately $284,000 for the quarter ended September 30, 2005. This represents the Company’s 40% interest in BioSafe’s net income of approximately $323,000 in the third quarter of 2006, compared to income of approximately $708,000 in the third quarter of 2005.
The Company’s income from its interest in Investment in AVM was $406,000 in the third quarter of 2006, compared to income of approximately $309,000 for the quarter ended September 30, 2005. This represents the Company’s 5.4% interest in AVM’s net income of approximately $7,500,000 in the third quarter of 2006, compared to income of approximately $5,460,000 in the third quarter of 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Management continues to monitor these activities as they relate to budgeted amounts. See “Liquidity and Capital Resources” and “Outlook” sections below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At September 30, 2006, Consulier’s cash totaled approximately $146,000 compared to approximately $286,000 at December 31, 2005. Net cash used in operations was approximately $5,786,000 for the nine months ended September 30, 2006, compared to approximately $4,871,000 of net cash used in the nine months ended September 30, 2005. Net cash provided by investing activities totaling approximately $1,021,000 was primarily due to the distribution of approximately $1,357,000 from AVM during the nine months ended September 30, 2006, offset by the acquisition of property, equipment and software totaling approximately $409,000. Net cash provided from financing activities came from the proceeds from Consulier’s minority shareholder in ST, LLC of $3,519,000 and the excess net proceed from loans.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14,500,000 since inception and has no remaining net investment at September 30, 2006.
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
At September 30, 2006, the Company has a $2,000,000 line of credit available from a bank. It is anticipated that the cash requirements for ST, LLC will decrease in the future as ST, LLC’s sales increase.

OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2006 on its interest in AVM; however, there is no guarantee that the annualized return in the third quarter of 2006 will be maintained throughout fiscal 2006.
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
Strong performances in most of BioSafe’s market segments and a decrease in the horticultural segment, combined to account for the sales decrease of approximately $324,000 experienced in the 3rd quarter of 2006. Agriculture segments had an increase in sales of 250% over the first three quarters of 2006, while our achievement of the projected growth in Aquatics’ product sales produced a 20% sales increase. BioSafe has increased inventory levels to respond to the customer demand.
In the third quarter, PCTS acquired new customers for its computer and paper-based ED information systems. In August, the company successfully installed its first enterprise-wide asset tracking system in conjunction with a business partner. This installation represents the company’s first installation in a non-acute care hospital setting reflecting the increasing breadth in market demand for the company’s technologies. The company signed two additional co-marketing agreements with providers of complementary technologies further broadening the scope of the company’s sales and marketing reach. PCTS remains focused on active implementation projects across its solution portfolio through the remainder of 2006.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of September 30, 2006, there was a personal injury claim concerning a fall from a lifeguard stand manufactured by the Company (prior to 2000 in a previous line of business). Although the outcome of any litigation cannot be guaranteed with certainty and the Company maintains insurance coverage for this type of claim, there is a good likelihood that the Company will succeed in its defense of this claim.
On August 1, 2006, a shareholder derivative lawsuit was filed by a number of shareholders of Patient Care Technology Systems, Inc., formerly ER Quick, Inc., which owns a 25% interest in the Company’s subsidiary, Patient Care Technology Systems, LLC (“PCTS”.) The suit filed in the Superior Court of the State of California, County of San Diego, against PCTS and other defendants, alleges that PCTS misappropriated unspecified assets from Patient Care Technology Systems, Inc.
On or about August 2, 2006 PCTS, was made a defendant to a lawsuit filed by Hill-Rom Services, Inc. et al in the United States District Court, Middle District of North Carolina, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning their vendors’ disputed patent ownership and unauthorized use of such patents. The plaintiffs also requested a determination that they did not violate their license agreement with PCTS’s vendor.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 17, 2006, the Company’s majority shareholder purchased 166,204 shares of common stock in exchange for $600,000 of the Company’s indebtedness to the shareholder. The transaction was exempt from registration pursuant to Section 4(2) of The Securities Act of 1933.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION (CONTINUED)
ITEM 5. OTHER INFORMATION
None.
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 10, 2006	By:	/s/Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 10, 2006	By:	/s/Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002