Form 10QSB/A
period 2006-09-30
CONSULIER ENGINEERING INC
filed 2006-11-14
CIK 846718

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)
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
EXPLANATORY NOTE
This Form 10-QSB/A (Amendment No. 1) is being filed for the purpose amending the filing form type of the Company’s 10-QSB for the quarter ended September 30, 2006, which was mistakenly filed as a Form 10-Q, and to make a correction to the cover page. On the Company’s quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on November 13, 2006 (the “Quarterly Report”), the checkbox indicating whether the Company is or is not a shell company (as defined in Rule 12b-2 of the Exchange Act) was inadvertently checked “Yes.” The misfiling of the document and error in checking the shell company box occurred due to technical errors by the EDGAR filing agent.
This Form 10-QSB/A corrects the errors stated above and does not modify any other information previously filed in the Quarterly Report or update any disclosure appearing therein or events occurring after the date of filing of the Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 13, 2006	By:	/s/Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 13, 2006	By:	/s/Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

4