Form 10KSB
period 2006-12-31
CONSULIER ENGINEERING INC
filed 2007-04-17
CIK 846718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
Redeemable Warrants
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐     No ☑
Revenues for its most recent fiscal year were $1,607,473.
As of April 6, 2007, there were 5,485,122 outstanding shares of common stock, par value $0.01 per share.
The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on April 6, 2007 based on the average bid and asked price on such date was $24,518,495.

CONSULIER ENGINEERING, INC.
REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. DESCRIPTION OF BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
In June 1985, Consulier Engineering, Inc. (“Consulier” or the “Company”) was incorporated in Florida. Its principal businesses are the development of ownership in limited liability entities, household and tool products and corporate activities. The Company has ownership interests in limited liability companies in developing environmental pesticide alternatives (BioSafe Systems, LLC) and in developing data based integrated emergency room information systems (Systems Technologies, LLC). Consulier’s corporate office is located in Riviera Beach, Florida.
DESCRIPTION OF BUSINESS SEGMENTS

(1)	OWNERSHIP IN LIMITED LIABILITY PARTNERSHIPS AND LIABILITY COMPANIES SEGMENT
AVM, L.P.
Consulier owns a 7.5% equity interest in AVM, L.P. (“AVM”), a broker-dealer formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker/dealers on a fully disclosed basis. AVM is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions. Warren B. Mosler (“Mosler”), Consulier’s Chairman and majority shareholder, is one of the founders of AVM and is a member of the general partner of AVM.
As of December 31, 2006 and 2005, Consulier’s limited partnership interest represented approximately 7.5% of AVM’s total partnership capital. AVM’s allocation of the partnership’s income to its partners varies based on amounts of appreciation of the partnership’s assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.3% of AVM’s earnings in 2006 and approximately 5.7% in 2005, amounting to $1,884,777 and $1,889,476 for 2006 and 2005, respectively.
Under the partnership agreement, Consulier may withdraw all or any portion of its capital upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership, on 30 days written notice, through return of the balance of Consulier’s capital.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% equity interest in BioSafe Systems, LLC. (“BioSafe”), a Connecticut limited liability company. BioSafe develops and markets environmentally safe products, and alternatives to traditionally toxic pesticides. Consulier holds one of the three positions on BioSafe’s Board of Managers. BioSafe had revenues of $6,924,590 and $6,317,456 for 2006 and 2005, respectively. Steady and consistent progress has been made with respect to establishing an algaecide/fungicide product into the commercial greenhouse/nursery market. Sales in the fourth quarter increased 6% from fourth quarter of 2005. BioSafe’s fourth quarter of 2005 was adversely impacted by extreme weather events in the fourth quarter of 2005.

SYSTEMS TECHNOLOGIES, LLC AND PATIENT CARE TECHNOLOGY SYSTEMS, LLC
During August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC (“ST, LLC”), a Nevada limited liability company. During the year ended December 31, 2006, the Company made additional contributions of $433,000 to increase its investment in ST, LLC. As of December 31, 2006, the Company had a 57.8% interest in St., LLC.
ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). At December 31, 2006, ST, LLC’s primary asset was its 75% ownership in PCTS. ST, LLC’s operating agreement provides that the Company is allocated losses to the extent that the Company has made capital contributions during any year or since inception. Consequently, the loss allocated to the Company may be less than its percentage membership interest. Warren Mosler has a 23.6% membership interest in ST, LLC, so that his and the Company’s ownership interest aggregates 81.4%. The Company can require Mosler to purchase its interest in ST, LLC for cash equal to the Company’s total capital contributions in ST, LLC at any time with 60 days written notice. Management periodically evaluates ST, LLC’s (which are essentially PCTS’) projections and related assumptions regarding its operations and compares actual results to these projections. Should actual results be significantly less than the projections, a write down might be considered necessary.
PCTS markets the Amelior™ patient care systems which are data-based integrated emergency room information systems and automatic tracking technology for emergency departments and operating rooms. In addition, PCTS markets Paper Templates that can be used by hospital emergency departments that are not ready to convert to a data-based computerized integrated information system. During 2006, PCTS focused on acquiring new products and marketing and selling its Amelior™ systems, greatly expanded and upgraded its sales force and by year end had fully operational installations in 63 facilities which can serve approximately 1,700,000 patients annually.
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
As ST, LLC’s losses are allocated first to the Company on the basis of its contributions from inception; the loss allocated to the Company in 2006 was less than its 57.8% membership interest. The Company began consolidating the balance sheet of ST, LLC in accordance with FIN 46(R), as of December 31, 2004. Previously the Company carried the investment under the equity method. A cumulative effect adjustment was not recorded upon initial consolidation because the Company had previously recognized its allocated share of losses and the investment had been written down to zero at December 31, 2004. ST, LLC’s surplus in stockholders’ equity at December 31, 2004 (adoption date), is reflected as a minority interest liability in the consolidated balance sheet. On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation. The Company currently owns 51% of ST, LLC.

(2) CORPORATE SEGMENT
Consulier’s Corporate Segment includes management and finance activities as well as consulting, engineering, new product development and business management. Since C-6 Products, Inc. was merged into the Company during the third quarter of 2004; the Company’s only wholly-owned subsidiary is Consulier International, Inc.
ITEM 2. DESCRIPTION OF PROPERTY
Consulier’s headquarters are located in Riviera Beach, Florida, and occupy approximately 500 square feet in an office building owned by Mosler.
Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, a former subsidiary, for a five (5) year term which commenced on July 1, 2002, with an initial base rent of $10,000 per month. The lease contains provisions for annual CPI rental increases and two options to renew for additional terms of five years each.
ITEM 3. LEGAL PROCEEDINGS
The Company is a defendant in a complaint arising from a fall from a lifeguard stand manufactured by the Company prior to 2000 in a previous line of business. Judith Freshour and Joseph Freshour, her husband vs. Mosler Auto Care Center, Inc. and Consulier Engineering, Inc., Broward County, Florida, Circuit Court, Case No. 03-3156 CACE 25. This suit was filed in 2003 and the Company is insured against this claim.
On August 1, 2006, a shareholder derivative lawsuit was filed by a number of shareholders of Patient Care Technology Systems, Inc., formerly ER Quick, Inc., which owns a 25% interest in PCTS. The suit, Richard Aranda, et al. vs. Geoffrey M. Hosta. Et al., San Diego County, CA, Superior Court, Case No. GIC867297 alleges that PCTS misappropriated unspecified assets of Patient Care Technology Systems, Inc. Although plaintiffs had named PCTS, LLC as a defendant in their initial pleadings on November 13, 2006, plaintiffs filed a second amended complaint which did not name PCTS, LLC as a defendant. PCTS, LLC did not settle with plaintiffs and it has not been a party to this lawsuit since November 13, 2006.
On August 2, 2006, PCTS was made a defendant to a lawsuit filed by Hill-Ron Services, Inc. et al. vs. Versus Technology, et al., United States District Court, Middle District of North Carolina, Civil Action No. 1:03CV01227, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning the vendor’s disputed patent ownership and unauthorized use of such patents. The plaintiffs also requested a determination that they did not violate their license agreement with PCTS’s vendor.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an annual meeting of its shareholders on October 16, 2006. At the meeting Warren B. Mosler, Alan R. Simon, Skender Fani, Burch E. Grosse, and Jean-Pierre Arnaud were elected directors and the appointment of Goldstein Lewin & Co. as the Company’s auditors for the year ended December 31, 2006, was ratified. Each director received 4,856,620 votes in favor of his election. No one voted against the director elections and there were 4,250 abstentions.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE AND DIVIDENDS
The following table sets forth, for the periods indicated, the high and low bid prices for Consulier’s common stock as reported by NASDAQ.

Year Ended December 31, 2005	High	Low
First quarter	$3.95	$3.00
Second quarter	15.00	3.00
Third quarter	9.94	3.07
Fourth quarter	8.20	4.50

Year Ended December 31, 2006	High	Low
First quarter	$5.99	$4.05
Second quarter	4.86	3.05
Third quarter	4.00	3.28
Fourth quarter	15.09	3.17
As of March 12, 2007, there were approximately 80 record holders of Consulier’s common stock. To date, Consulier has not paid any dividends on its common stock. Because of the financial requirements of the Company, the Board of Directors has no current intention to commence paying dividends. Future dividend policy will depend upon Consulier’s profitability, capital requirements and other factors.
EQUITY COMPENSATION PLANS
See Note 11 to the Notes to the Company’s Consolidated Financial Statements for information concerning the Company’s Tandem Stock Option Plan.
RECENT SALES OF UNREGISTERED SECURITIES
On December 5, 2006, Stella International Management, Inc., exercised options for the purchase of 239,927 shares of the Company’s common stock on a cashless basis. On February 15, 2006, the Company issued 2,090 shares of common stock to two employees of Mosler Auto Care, which paid the Company $13,815 for those shares. On July 17, 2006, the Company issued 166,204 shares of common stock from treasury stock to Warren B. Mosler in exchange for $600,000 of the Company’s indebtedness to him. The issuance of shares of common stock on exercise of the options to Stella International Management, Inc., the employees of Mosler Auto Care, and to Mr. Mosler were exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.
NASDAQ LISTING
Consulier’s common stock (Symbol: CSLR) is listed on the NASDAQ SmallCap Market and has been traded there since Consulier’s initial public offering in May 1989.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
FORWARD LOOKING STATEMENTS
This Report on Form 10K-SB contains “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, competition from existing and new competitors, our ability to introduce new products, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties which could cause actual results to differ materially from those contained in any forward-looking statement. Among other things, continued unfavorable economic conditions may impact market growth trends or otherwise impact the demand for our products and services and competition from existing and new competitors and producers of alternative products will impact our ability to penetrate or expand our presence in new or growing markets. Uncertainties relating to our ability to develop and distribute new proprietary products to respond to market needs in a timely manner may impact our ability to exploit new or growing markets. Our ability to successfully identify and implement productivity improvements and cost reduction initiatives may impact profitability.
In addition, unless otherwise specifically provided herein, the statements in this Report are made as of end of the period for which the Report is filed. We expect that subsequent events or developments could cause our views to change. We undertake no obligation to update any of the forward-looking statements made herein, whether as a result of new information, future events, changes in expectations or otherwise. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to the end of the period for which the Report is filed.
The following discussion is intended to help the reader understand the results of operations and financial condition of the Company. The discussion is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes.
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
PARTNERSHIP AND LIMITED LIABILITY COMPANY INVESTMENTS
The Company’s partnership and limited liability company investments are accounted for using the equity method. Income or loss is allocated to Consulier based on each entity’s partnership or operating agreement.
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
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenues are recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.

Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
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
Sales of the Company’s soap products are recorded upon shipment of goods to customers.
Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs of the Company are classified as a selling expense.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances, if any. Such estimates are reviewed on an on-going basis and actual results could differ from these estimates and those differences may be material.
RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS — During the twelve months ended December 31, 2006, revenues increased from $1,017,228 to $1,607,473 over the prior twelve months. Total operating costs and expenses increased by $2,455,990, primarily as a result of the consolidation of ST, LLC.
In 2006, PCTS contracted for and/or completed sixteen new installations across its software portfolio. Installations of the Company’s core product line of electronic tracking and documentation solutions now total thirty. Including its non-core solutions, PCTWS supports a total customer base of sixty-three, representing over 1.7 million annual patient encounters.
The Company had other income, consisting primarily of investment income and net undistributed income of equity investees less interest expense totaling $1,587,668 in 2006, compared to net other income of $2,033,410 during 2005. The primary reason for the decrease in other net income was the increase in interest expense.
INVESTMENT IN AVM — Investment income from Consulier’s AVM limited partnership interest was $1,884,777 in 2006, a .2% decrease from 2005 income of $1,889,476. This represents an annualized return of 102% on Consulier’s average investment during each of the years ended December 31, 2006 and 2005.
INVESTMENT IN BIOSAFE — The Company had net undistributed income from BioSafe of $170,499 in 2006, a 28% decrease of net undistributed income totaling $236,604 from its BioSafe investment in 2005. This amount represents the Company’s 40% interest in BioSafe’s net income of approximately $420,000 in 2006, compared to approximately $620,000 in 2005. The Company received distributions from BioSafe of $43,161 during 2006.
BioSafe’s sales volume increased by 9.6% over the fourth quarter last year. However, gross profit percentage decreased due to increases in costs associated with packaging and shipping, compared to the fourth quarter of 2005. New products have been well received in the aquatic and home and garden market segments, which closed the year at a 30% increase from 2005 sales.
OUTLOOK FOR 2007
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2007 on its interest in AVM; however, there is no guarantee that the expected annualized return will continue in fiscal 2007 or any other period.
Consulier International, Inc. has been developing new marketing materials and new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Captain Cra-Z Hand and All Purpose Cleaner throughout 2007. Consulier’s internet web site continues to be a good lead generator, with applications for distribution being received through the site from countries all over the world.

In the fourth quarter, Patient Care Technology Systems (PCTS) enjoyed strong automatic tracking sales. PCTS signed a multi-year contract with New York Presbyterian Hospital (NYPH) for PCTS’ operating room tracking software. NYPH is one of the nation’s leading hospitals and ranks sixth on the Honor Roll of America’s Best Hospitals by U.S. News & World Report. In addition, two existing emergency department patient tracking customers signed new contracts to expand their utilization of PCTS’ software. Long Beach Memorial Medical Center (LBMMC), the nation’s second largest private hospital on the West Coast, signed a multi-year contract to install PCTS’ operating room tracking software. Christiana Care Health System of Delaware also signed to install the PCTS’ tracking software in its surgical services department.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2006, Consulier had cash of $241,428, compared to $286,442 at December 31, 2005, a decrease of $45,014. Net cash used in operations was $7,898,204 in 2006, compared to net cash used in operations of $7,713,245 in 2005. Net cash used by operations is a result of the consolidation of ST, LLC, compared to reporting on the equity method.
Net cash provided by investing activities was $1,523,217 in 2006, compared to net cash provided by investing activities of $680,081 in 2005.
The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends in the short-term, almost entirely on the performance of its limited partnership investment in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return experienced in the period the AVM limited partnership interest has been owned.
However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication of any intention on its part to redeem the partnership interest, there can be no assurance that AVM will not do so in the future. Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $5 million to $7 million during the next 5 years, at which time the goal is for ST, LLC to be at the break-even point for its operations.
The Company does not trade derivative instruments. The Company is invested in AVM, which enters various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.
IMPACT OF INFLATION AND CHANGING PRICES
Management does not consider the impact of inflation on Consulier’s operations to be material. The operating segments of its businesses had inventories of $57,841 as of December 31, 2006. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation.
ITEM 7. FINANCIAL STATEMENTS
See the table of contents to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CHANGES IN CERTIFYING ACCOUNTANTS
None.
ITEM 8A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our Company’s President and our Chief Financial Officer. Based upon that evaluation, our Company’s President and our Company’s Chief Financial Officer concluded that our Company’s disclosure controls and procedures are effective in timely providing them with material information relating to the Company, as required to be disclosed in the reports the Company files under the Exchange Act.. Based upon that evaluation, no change in our Company’s internal controls over financial reporting has occurred during the year ended December 31, 2006, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure the information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
This requirement for non-accelerated filers such as the Company was extended to fiscal years ending after July 15, 2007, by SEC Release 70 F.R. 56825 on September 25, 2006
ITEM 8B. OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Director			Positions and Offices Held and Principal Occupation or Other
Name	Age	Since	Employment during the Past Five Years
Warren B. Mosler	57	1985
Chairman of the Board, 1985 to present. President and Chief Executive Officer, June 1985 to May 1994, and from February 1999 to the present. Principal in AVM, L.P., and a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.	56	1985	General Counsel, Treasurer and Secretary since November 2001. 1982 to present, private practice of law in Palm Beach Gardens, Florida. President of Consulier International, Inc., since 2005.

Burck E. Grosse	77	1992
1991 to present, President, BG Consulting Group, Inc. July 1987 to 1991, Senior Vice President, Lear Group, Inc., general contracting firm. 1948 to 1987, General Motors Corporation. Last position General Director, Technical Service; responsible for coordination of all technical service functions for GM car and truck division.

Jean-Pierre Arnaud	59	2005
Mr. Arnaud worked for Eastman Kodak Company in the USA and UK in various areas involving health imaging, including manufacturing, sales, marketing, and management. In 1991 Mr. Arnaud performed financial auditing services for Fotcor (Brazil). During 1991, he received his M.A. in International and Public Affairs, International Business and Finance from Columbia University.

Dr. Skender Fani	67	1999
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
Warren B. Mosler, 57, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. Since 1983, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.
Alan R. Simon, 56, is a director, and has served as the Company’s General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and relocated his practice to Palm Beach Gardens, Florida in 2001. He is President of Consulier International, Inc.
Tony Marsico was the founder and president of Healthcare Information Technology, Inc. from 1997 through 2004, when its assets were purchased by Patient Care Technology Systems, LLC. Mr. Marsico served as Vice President of RCTS heading several departments ranging from active tracking to customer service from 2004 until he became President and CEO of PCTS. Mr. Marsico holds a Masters Degree in Technical and Scientific Communications from Miami University of Ohio and a B.S. degree in Physics and Mathematics from Wolford College.
AUDIT COMMITTEE
The Audit Committee of the Company is currently composed of three directors (Burck E. Grosse, Jean-Pierre Arnaud and Skender Fani) and operates under a written charter adopted by the Board of Directors. The Company’s audit committee is responsible for: (1) selecting and overseeing our independent accountants; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding the outside auditor and the fees of any advisers employed by the committee.
AUDIT COMMITTEE FINANCIAL EXPERT
The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of SEC Regulation SB, Item 407(d)(5)(i), serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has attained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”

CODE OF BUSINESS CONDUCT AND ETHICS
The Company has adopted a comprehensive code of ethics that applies to its principle officers and persons performing similar functions.
The Company is committed to sound principles of corporate governance. The Company has adopted standards of business conduct applicable to all of its Board members and employees, including the Chief Executive Officer and the Secretary/Treasurer.
ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the aggregate compensation paid to Consulier’s Chief Executive Officer for the last three years:
SUMMARY COMPENSATION TABLE

	Fiscal		All Other
Name and Principal Position	Year	Salary	Compensation
Warren B. Mosler,	2006	$75,000	$—
Chairman of the Board,	2005	$75,000	$—
President and CEO	2004	$75,000	$—
Certain columns have been omitted from the above table because there is no compensation required to be reported in such columns.
Mr. Mosler is paid a moderate annual salary and receives no other compensation from the Company. Neither he nor the Company’s board of directors anticipates that his compensation will materially change in the foreseeable future.
OPTION/SAR GRANTS IN LAST FISCAL YEAR NEED TO CONFIRM
There were no stock options/SARs granted to executive officers during 2006.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
Stock options/SARs for 239,927 shares of common stock were exercised during 2006. No stock options/SARs were outstanding at December 31, 2006.
LONG-TERM INCENTIVE AND PENSION PLANS
On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the “Plan”). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees’ savings contributions or provide more money, through discretionary contributions. During 2006 and 2005 there were no matching or discretionary contributions made by the Company to employees’ accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.

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
The table below sets forth information with respect to the beneficial ownership of the Company’s common stock by (i) each person who is known to be the beneficial owner of more than five percent of the Company’s common stock, (ii) all directors and nominees, (iii) each executive office, and (iv) all directors and executive officers as a group.
Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a “group,” as that term is defined in Section 13(d)(3) of the Exchange Act.
As of March 12, 2007, the Company had issued and outstanding 5,485,122 shares of common stock.

		Amount and
		Nature Of	Percent of Class
	Name and Address	Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2006
Common Stock	Warren B. Mosler (1)(2)
	5000 Estate Southgate	4,334,745	79.0%
	Christainsted, USVI 00820

Common Stock	Alan R. Simon (1)(2)
	8295 North Military Trail, Suite C	190,000	3.5%
	Palm Beach Gardens, FL 33410

Common Stock	Burck E. Grosse (1)
	11 Huntly Circle	10,000	.2%
	Palm Beach Gardens, FL 33418

	All directors and executive	4,534,745	82.7%
	Officers as a group (3 people)

(1)	Director

(2)	Executive Officer

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
On July 17, 2006, Warren B. Mosler, the Company’s President and principal shareholder, entered into a letter agreement with the Company pursuant to which he exchanged $600,000 of the Company’s indebtedness to him for 166,204 shares of the Company’s common stock.
On September 29, 2006, Mr. Mosler agreed to exchange up to $1,700,000 of the Company’s indebtedness to him for shares of the Company’s common stock from time-to-time as the Company, in its sole discretion, determines it may be necessary to meet the NASDAQ requirement that the Company maintain at least $2,500,000 of stockholders’ equity. The Company has repaid its indebtedness to Mr. Mosler and has not issued to him any shares pursuant to the September 29, 2006, agreement.
The Board of Directors has determined that Messrs. Grosse, Arnaud, and Fani are independent directors within the meaning of NASD Rule 4200(15).
ITEM 13. EXHIBITS
The following exhibits designated with a footnote reference are incorporated hereby by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
3.1	Articles of Incorporation, as amended (1)

3.2	By-Laws (1)

4.1	Form of Common Stock Certificate (1)

10.3	Exchange Agreement between the Company and Warren B. Mosler Dated September 29, 2006 (2)

10.4	Exchange Agreement between the Company and Warren B. Mosler Dated September 29, 2006 (2)

14.0	Code of Ethics (1)

21.0	Subsidiaries of the Registrant (1)

31.1	Section 302 Certificate of Chief Executive Officer (3)

31.2	Section 302 Certificate of Chief Financial Officer (3)

32.1	Section 906 Certificate of Chief Executive Officer (3)

32.2	Section 906 Certificate of Chief Financial Officer (3)

(1)	Previously filed.

(2)	Previously filed with Form 8-K on October 3, 2006.

(3)	Filed herewith.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate audit fees billed to Consulier by Goldstein Lewin & Co. for professional services rendered for the audited annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2005, and for the review of quarterly financial statements included in our quarterly report on Form 10-QSB for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, was $168,244.

AUDIT-RELATED FEES
None.
TAX FEES
None.
ALL OTHER FEES
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

CONSULIER ENGINEERING, INC.

Dated: April 16, 2007	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors,
President and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Warren B. Mosler	Chairman of the Board of Directors,	April 16, 2007
Warren B. Mosler	President and Chief Executive Officer

/s/ Alan R. Simon	Secretary, Treasurer	April 16, 2007
Alan R. Simon

/s/ Burck E. Grosse	Director	April 16, 2007
Burck E. Grosse

/s/ Skender Fani	Director	April 16, 2007
Skender Fani

/s/ Jean-Pierre Arnaud	Director	April 16, 2007
Jean-Pierre Arnaud

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
FORM 10-KSB ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida
We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.
/s/ Goldstein Lewin & Co.
Certified Public Accountant
April 16, 2007
Boca Raton, Florida

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$241,428
Receivables, Net of Allowance for Doubtful Accounts of $81,167	569,493
Income Tax Receivable	651,068
Inventories	57,841
Deferred Implementation Costs	1,749,100
Other Current Assets	194,334
Deferred Income Taxes	82,477

Total Current Assets	3,545,741
PROPERTY AND EQUIPMENT, Net	1,888,070
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	245,098
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,711,004
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	1,111,573
INTANGIBLE ASSET	769,534

$10,471,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of Credit	$800,000
Accounts Payable and Accrued Liabilities	1,518,212
Unearned Revenue	554,107
Related Party Payable	433,098
Note Payable — Related Party	96,649

Total Current Liabilities	3,402,066

NOTES PAYABLE — RELATED PARTY	3,405,062

COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	—

STOCKHOLDERS’ EQUITY:
Common Stock of $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851
Additional Paid-in Capital	4,107,503
Accumulated Deficit	(227,299)

3,935,055
Less:
Treasury Stock at Cost — 104,936 Shares	(264,512)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	3,663,892

$10,471,020

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenue:
Software Licensing Fees	$1,580,062	$984,271
Other Revenue	27,411	32,957

Total Revenue	1,607,473	1,017,228

Operating Costs and Expenses:
Cost of Revenue	664,968	353,577
Payroll and Related Expense	4,669,821	3,607,281
Selling, General and Administrative	2,816,872	2,512,214
Professional Services	1,802,770	1,287,435
Depreciation and Amortization	1,310,693	1,048,627

Total Operating Costs and Expenses	11,265,124	8,809,134

Operating Loss	(9,657,651)	(7,791,906)

Other Income (Loss)/ (Expense):
Investment Income — Related Parties	1,884,777	1,889,476
Interest Expense	(605,955)	(190,287)
Net Undistributed Income of Equity Investees	170,499	236,604
Other Income	122,843	127,502
Gain (Loss) on Disposal of Equipment	15,504	(29,885)

Total Other Income (Loss)/(Expense)	1,587,668	2,033,410

(Loss) from Operations Before Minority Interest and Income Taxes	(8,069,983)	(5,758,496)
Minority Interest in Consolidated Subsidiary Losses	7,231,450	3,768,643

(Loss) from Operations Before Income Taxes	(838,533)	(1,989,853)
(Provision) Benefit for Income Taxes	(705,888)	829,136

Net (Loss)	$(1,544,421)	$(1,160,717)

(Loss) Per Share — Basic and Diluted:	$(0.29)	$(0.22)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2006 AND 2005

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2004	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$2,477,839	$(36,082)	$5,127,510
Net (Loss)	—	—	—	—	—	(1,160,717)	—	(1,160,717)
Payments on Notes Receivable	—	—	—	—	—	—	29,431	29,431

Balance, December 31, 2005	5,243,105	52,431	275,007	(582,686)	3,216,008	1,317,122	(6,651)	3,996,224
Common Stock Issued for Cash	2,090	21	—	—	13,794	—	—	13,815
Sale of Treasury Stock	—	—	(3,867)	6,690	11,485	—	—	18,175
Issuance of Treasury Stock Upon Conversion of Note Payable — Related Party	—	—	(166,204)	311,484	288,516	—	—	600,000
Net (Loss)	—	—	—	—	—	(1,544,421)	—	(1,544,421)
Stock Based Compensation	—	—	—	—	580,099	—	—	580,099
Common Stock Issued in December 2006, at Par, Pursuant to Net-Share (Cashless) Exercise of Common Stock Warrants	239,927	2,399	—	—	(2,399)	—	—	—

Balance, December 31, 2006	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$(227,299)	$(6,651)	$3,663,892

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Operating Activities:
Net (Loss)	$(1,544,421)	$(1,160,717)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operations:
Depreciation & Amortization of Intangibles	1,310,693	1,048,627
(Gain) Loss on Sale of Equipment	(15,504)	29,885
Loss on Disposal of Equipment	—	63,499
Minority Interest in consolidated Subsidiary Losses	(7,231,450)	(3,768,643)
Stock Based Compensation	580,099	—
Undistributed Loss of Equity Investee	(170,499)	(236,604)
Investment Income — Related Party	(1,884,777)	(1,889,476)
Deferred Income Taxes	671,307	(829,136)
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Receivables	(10,649)	(264,961)
Decrease (Increase) in Income Tax Receivable	—	96,000
Decrease (Increase) in Inventories	6,740	11,838
(Increse) in Deferred Implementation Costs	(469,551)	(1,279,548)
Decrease (Increase) in other current assets	28,207	(173,090)
Increase in Accounts Payable and Accrued Liabilities	568,628	376,367
Increase in Deferred Revenue	273,608	280,499
Increase (Decrease) in Income Taxes Payable	(10,635)	(17,785)

Net Cash (Used in) Operations	(7,898,204)	(7,713,245)

Investing Activities:
Distributions from Partnership Interest	1,927,938	2,014,580
Proceeds from Sale of Equipment	72,894	3,105
Acquisition of Property and Equipment	(185,015)	(933,904)
Acquisition of Intangible Asset	—	(424,500)
Net Proceeds from Related Party Receivables	—	20,800
Acquisition of Software Upgrades	(292,600)	—

Net Cash Provided by Investing Activities	1,523,217	680,081

Financing Activities:
Proceeds from Sale of Treasury Stock	18,175	—
Proceeds from the Issuance of Common Stock	13,815	—
Proceeds from Subscription Receivable	—	29,431
Proceeds from Minority Shareholder in ST, LLC	5,064,000	1,163,615
Repayments on Notes Payable — Related Party	(1,305,592)	—
Proceeds from Notes Payable — Related Party	3,334,066	4,024,080
Repayments on Line of Credit	(2,000,000)	1,715,000
Proceeds from Line of Credit	800,000	—
Increase in Related Party Payables	405,509	270,356

Net Cash Provided by Financing Activities	6,329,973	7,202,482

Increase (Decrease) in Cash and Cash Equivalents	(45,014)	169,318
Cash and Cash Equivalents — Beginning of Period	286,442	117,124

Cash and Cash Equivalents — End of Period	$241,428	$286,442

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Taxes	$34,581	$—

Cash Paid for Interest	$94,501	$58,255

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issuance at Par, Pursuant to Net-Share (Cashless)
Exercise of Common Stock Warrants	$2,399	$—

Conversion of Note Payable and Related Interest — Related Party to Class A Stock of ST, LLC	$2,167,450	$—

Issuance of Treasury Stock upon Conversion of Note Payable-Related Party	$600,000	$—

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NATURE OF BUSINESS
Consulier Engineering, Inc. (Consulier) and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in three primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and minority ownership of other business entities.
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .
Consulier’s income is also derived from ownership of limited liability companies and limited partnership interests (Note 9) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Their software technologies track the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas. Mosler’s ownership in ST, LLC was approximately 30% and Consulier’s ownership was approximately 51% as of December 31, 2006.
On July 15, 2005 and November 10, 2005, PCTS acquired certain assets of nuMedica, Inc. (“nuMedica”), which designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments (Note 4).
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc. and majority-owned ST, LLC (collectively known as the “Company”). The Company began consolidating ST, LLC, a variable interest entity (“VIE”), as of December 31, 2004. Effective April 1, 2005, Consulier increased its ownership in ST, LLC to 58% (51% at December 31, 2006), thereby requiring consolidation (Note 2).
The accompanying consolidated financial statements include the accounts of Consulier and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50% (Note 9).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances, if any. Such estimates are reviewed on an on-going basis. Actual results could differ from these estimates and those differences may be material.
CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no restricted cash and cash equivalents as of December 31, 2006.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.
Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers’ financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2006, is adequate. However, actual write-offs might exceed the recorded allowance.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. ST, LLC’s accounts receivable are concentrated in the healthcare industry. Although, ST, LLC’s customers typically have been well-established hospitals or medical facilities, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities, and extended payment of receivables from these entities is not uncommon.
To date, PCTS has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results. Approximately 18% of total revenue was derived from one customer for the year ended December 31, 2006.
PCTS currently buys all of its hardware and some major software components of its emergency room information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results.
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. The Company evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demand, inventory on hand, sales levels and other information. Based on that analysis, the Company’s management estimates the amount of provisions made for obsolete or slow moving inventory. As of December 31, 2006, no allowance for obsolete or slow moving inventory was deemed necessary by the Company.
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
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $357,509 for the year ended December 31, 2006. Accumulated amortization totaled $977,429 at December 31, 2006.
During 2006 and 2005, the Company required third party expertise for the development of a new data based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products. For the years ended December 31, 2006 and 2005, research and development costs totaled $1,511,125 and $1,004,087, respectively. These expenses are included with professional fees in the accompanying consolidated statement of operations
INTANGIBLE ASSETS
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from Healthcare Information Technology, Inc. in 2004 and nuMedica in 2005 (Note 4), which are being amortized over three to five years using the straight-line method, and non-compete agreements, which are being amortized over one year using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
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
PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC, thereby requiring consolidation (Note 2). The Company owns less than 10% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability companies investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.
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
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of December 31, 2006, there were no amounts related to the minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of December 31, 2006, the Class A member had invested $7,231,450, which included the conversion of notes payable and accrued interest to a related party totaling $2,167,450 during the year ended December 31, 2006 (Note 12). Unpaid cumulative priority returns on the Class A membership interest totaled approximately $209,000 at December 31, 2006.

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
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the year ended December 31, 2006 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during year ended December 31, 2006, the Company did not grant any new stock options, however, the Company modified the previously existing stock options outstanding at December 31, 2005. Accordingly, the Company’s results of operations for the year ended December 31, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R (Note 11).
During the year ended December 31, 2005, there were no stock options granted. Accordingly, no proforma effect on net income (loss) and earning (loss) per share is necessary.
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
REVENUE RECOGNITION (CONTINUED)
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenues are recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
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
Sales of the Company’s soap products are recorded upon shipment of goods to customers.
Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs of the Company are classified as a selling expense.
ADVERTISING AND MARKETING COSTS
Advertising costs are expensed as incurred and amounted to $396,577 and $324,754 for the years ended December 31, 2006 and 2005, respectively.
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
INCOME TAXES (CONTINUED)
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
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share — basic is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share — diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents, if any, are not included in the calculation of diluted earnings (loss) per common share diluted for the year ended December 31, 2006 and 2005, as their effect would be anti-dilutive.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents the change in net assets of the Company during the period from transactions and other events and circumstances from non-owner sources. The Company did not have any sources of other comprehensive income (loss) as of December 31, 2006 and 2005.
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
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently in the process of determining the effects that adoption of FIN 48 will have on its financial statements, but does not expect the impact upon adoption will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” The standard provides guidance for using fair value to measure assets and liabilities. Under the standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the Statement to determine what impact it will have on the Company.
In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 is effective fiscal years ending after November 15, 2006. The adoption of SAB No. 108 by the Company in the fourth quarter of 2006 did not have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on the consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2: ACCOUNTING FOR VARIABLE INTEREST ENTITY (VIE)
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46R”). In December 2003, the FASB modified FIN No. 46R to make certain technical corrections and address certain implementation issues that had arisen. FIN No. 46R provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its financial statements and deferred the effective date for us until December 31, 2004.
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
FIN No. 46R requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE is obligated to absorb a majority of the risk of loss from the VIEs activities, is entitled to receive a majority of the VIEs residual returns (if no party absorbs a majority of the VIEs losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIEs assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.
The Company began consolidating the balance sheet and operations of ST, LLC in accordance with FIN No. 46R as of December 31, 2004. This entity qualified as a VIE under FIN No. 46R during that period, and we were the primary beneficiary. Previously the Company carried the investment under the equity method.
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation. The Company currently owns 51% of ST, LLC.
Consulier can require Consulier’s principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $15 million since inception and has no remaining net investment at December 31, 2006.
NOTE 3: DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of December 31, 2006 totaled $1,749,100 and represented equipment purchased for customers, payroll and payroll related expenses for customer contract which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4: ACQUISITION
On July 15, 2005, PCTS entered into an asset purchase agreement to acquire certain assets of nuMedica, a California corporation, for $592,223. The purchase price included registered and unregistered copyrights, trade secrets, customer lists and non-compete agreements to be paid upon execution of all non-compete agreements. nuMedica is engaged in the design, customization, marketing, sale and distribution of paper templates used for diagnostic purposes in emergency medical departments.
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

NOTE 5: CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $168,000 as of December 31, 2006.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 18% of the Company’s total revenues were derived from one customer for the year ended December 31, 2006. Approximately 60% of the Company’s total revenues were derived from 3 customers for the year ended December 31, 2005. Customer A, B and C represented approximately 25%, 20% and 15%, respectively of total software licensing fees.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: RECEIVABLES
Receivables consist of the following as of December 31, 2006:

Trade receivables	$491,602
Due from AVM	115,897
Due from BioSafe	43,161
Less allowance for doubtful accounts	(81,167)

$569,493

NOTE 7: PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2006:

	Range of
	Useful
	Lives (Years)
Building and Improvements	40	$830,463
Land	N/A	412,000
Computer Hardware and Software	3-5	1,587,916
Machinery and Equipment	5-7	242,693
Furniture and Fixtures	5-7	178,145

		3,251,217
Less: Accumulated Depreciation		(1,363,147)

		$1,888,070

Depreciation expense totaled $391,427 for the year ended December 31, 2006.
NOTE 8: INTANGIBLE ASSETS
Intangible assets at December 31, 2006 consist of:

	Range of
	Useful
	Lives (Years)
Customer List	3-5	$1,396,723
Non-Compete Agreements	1	200,000

		1,596,723
Less: Accumulated Amortization		(827,189)

		$769,534

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8: INTANGIBLE ASSETS (CONTINUED)
Estimated future amortization is as follows:

YEAR ENDING DECEMBER 31,
2007	$301,117
2008	279,804
2009	188,613

$769,534

NOTE 9: PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS
The limited partnership and limited liability company interests consist of Consulier’s investment in AVM, and BioSafe, respectively.
AVM, L.P
Consulier owned approximately 7.5% of AVM capital as of December 31, 2006 and 2005. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.3% and 5.7% of AVM’s earnings during 2006 and 2005, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
AVM, L.P (CONTINUED)
Following is a summary of the financial information of AVM as of and for the years ended December 31:

	2006	2005
	(in thousands)	(in thousands)
Cash	$16,899	$34,995
Due from brokers	2,849	1,179
Securities owned	60,530	303
Investment in affiliate and other assets	4,971	5,623

Total assets	$85,249	$42,100

Due to brokers	$931	$401
Customer payables & subordinated borrowings	56,000	14,079
Other liabilities	1,399	1,265
Anticipated partners’ withdrawals	2,386	1,822

Total liabilities	60,716	17,567

Partners’ capital	24,533	24,533

Total liabilities and partners’ capital	$85,249	$42,100

Revenue	$72,514	$61,832

Net income	$35,395	$33,328

Consulier’s share of AVM’s earnings	$1,885	$1,889

The carrying value of Consulier’s investment in AVM was $1,852,133 at December 31, 2006.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
BIOSAFE’S SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. At December 31, 2006 and 2005 BioSafe’s summarized financial information was as follows:

	(Unaudited)
	2006	2005
Total Assets	$2,481,812	$2,013,243

Total Liabilities	$334,635	$179,985

Revenue	$6,924,590	$6,317,456
Costs and Expenses	6,504,967	5,697,647

Net Income	$419,623	$619,809

Consulier’s Share of Earnings	$170,499	$236,604

The carrying value of Consulier’s investment in BioSafe was $858,871 at December 31, 2006.
NOTE 10: INCOME TAXES
Provisions (benefits) for federal and state income tax in the consolidated statements of operations consist of the following:

CONTINUING OPERATIONS	2006	2005
Current:
Federal	$—	$—
State	34,581	10,635

	34,581	10,635

Deferred:
Federal	557,394	(748,392)
State	113,913	(91,379)

	671,307	(839,771)

Total income tax expense (benefit)	$705,888	$(829,136)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10: INCOME TAXES (CONTINUED)
Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2006	2005
Tax expense (benefit) at statutory rate	$(315,540)	$(676,550)
State income tax expense (benefit) net of federal tax effect	34,581	10,635
Losses allocated to minority shareholder of ST, LLC	102,581	—
Depreciation and Amortization	214,706	—
Adjustment of net operating loss carryovers	807,003	—
Other	(137,443)	(163,221)

Income tax expense (benefit)	$705,888	$(829,136)

As of December 31, 2006, the Company had federal tax loss carry-forwards of $1,473,951, and state tax loss carry-forwards of approximately $7,355,000 available to reduce future years’ income for state tax purposes through 2023.
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2006	2005
Depreciation and Amortization	$343,461	$17,653
Allowance for doubtful accounts	30,543	30,543
Tax loss carry forward	768,112	1,751,817
Other	3,015	16,425
Accrued Wages	48,919	48,919

Total Net Deferred Tax Asset	$1,194,050	$1,865,357

Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2006 as follows:

Net Short-Term Deferred Tax Assets	$82,477
Net Long-Term Deferred Tax Assets	1,111,573

Net Deferred Tax Assets	$1,194,050

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: STOCKHOLDERS’ EQUITY
CAPITAL STOCK
During the year ended December 31, 2006, the Company issued 2,090 shares of stock to a related party for cash of $13,815 (approximately $6.61 per share, the then market price.)
During the year ended December 31, 2005, the Company did not issue any shares of its common stock.
TREASURY STOCK
On July 17, 2006, the Company’s majority shareholder acquired 166,204 shares of the Company’s common stock held in the treasury by exchanging $600,000 of the Company’s indebtedness to the shareholder. This was done as part of the Company’s plan to comply with NASDAQ Marketplace Rule 4310(c)(z)(b)(i) by increasing the Company’s shareholders’ equity to more than $2,500,000 (Note 12).
During February 2006, the Company sold 3,867 shares of its common stock held in the treasury for $18,175 (approximately $4.70 per share having an average cost of $1.73 per share).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 11: STOCKHOLDERS’ EQUITY (CONTINUED)
STOCK-BASED EMPLOYEE COMPENSATION
SFAS No. 123(R) established standard for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Previously, the Company accounted for its stock-based employee compensation plan under the intrinsic value method in accordance with APB 25 and related Interpretations. The Company has adopted the provisions of SFAF No. 123(R) as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. The Company calculated its SFAS 123(R) compensation expense using the Black-Scholes model with the following assumptions for the modifications of previously issued options; risk free rate of 4.77%, per share strike price of $4.65, dividend yield of 0%, average per share values of $3.50, historical volatility of 128%, and an expected life of one year.
Options outstanding as of December 31, 2005 were to expire on February 28, 2006; however, on February 27, 2006 the Company extended the expiration date through February 28, 2007. Accordingly, the Company recorded additional compensation of $580,099 for the year ended December 31, 2006. The additional compensation represented the difference between the fair value of the modified award and the fair value of the original vested share option assumed to be repurchased prior to the modification. As of February 27, 2006, the holders of these options were fully vested. Accordingly, the Company recorded the total compensation cost to payroll and related expenses in the accompanying consolidated statement of operations.
In December 2006, an option holder exercised the right to purchase 400,000 shares of the Company’s $0.01 par value common stock pursuant to a cashless exercise whereby the Company, in a net share settlement, issued 239,927 shares of its $0.01 par value common stock based on the excess of the average market price of the five days preceding the exercise notice of $8.75 per share over the average exercise price of $3.50 per share.
COMMON STOCK WARRANTS
The following represents the stock option activity during the years ended December 31, 2006 and 2005:

WEIGHTED
AVERAGE
	OPTIONS	PRICE
Balance at January 1, 2005	400,000	$3.5
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Balance at December 31, 2005	400,000	3.5
Options granted	—	—
Options exercised	(400,000)	3.5
Options expired	—	—

Balance at December 31, 2006	—	$—

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12: RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $200,000 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from two employees within one year as of December 31, 2006. Accordingly, the Company has classified $200,000 as a non-current asset on the consolidated balance sheet as of December 31, 2006.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of December 31, 2006, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. During the year ended December 31, 2006, the majority stockholder converted $2,167,450, including $216,607 of accrued interest into ST, LLC Class A membership interest (Note 1). Accrued interest on this note totaled $433,098, which is included in related party payable on the accompanying consolidated balance sheet as of December 31, 2006.
On January 5, 2006, the Company issued an unsecured promissory note to Consulier’s majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand. As of December 31, 2006, the remaining unpaid principal balance due the majority stockholder totaled $96,649, which has been included in short-term liabilities on the accompanying consolidated balance sheet. During the year ended December 31, 2006, the majority stockholder converted $600,000 of this promissory note in exchange for 166,204 shares of the Company’s common stock held in treasury (Note 11).
OTHER
For other related party transactions see Notes 9, 11 and 15.
NOTE 13: LINE OF CREDIT
On November 28, 2006, the Company renewed line of credit agreement (“borrowing”) with a financial institution in an amount not to exceed $2,000,000. The borrowings under this agreement bear interest at either a LIBOR based rate plus a margin of 2.10% (7.5% and 6.9%, at December 31, 2006 and December 31, 2005, respectively). The borrowings are collateralized by primarily all assets of the Company, by collateral pledged by the principal shareholder, WBM Investors Limited Partnership (partially owned by the majority shareholder) and AVM, L.P. The revolving credit agreement matures on November 29, 2007. At December 31, 2006, the Company borrowed $800,000 under this credit agreement.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14: BUSINESS SEGMENT INFORMATION
SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability companies, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2006 and 2005 are as follows:

	Year Ended December 31, 2006
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$27,411	$—	$—	$1,580,062	$1,607,473
Operating Income (Loss)	(47,636)	—	(1,154,362)	(8,455,653)	(9,657,651)
Other Income (Loss) (a)	—	2,055,276	20,929	(488,537)	1,587,668
Minority Interest	—	—	—	7,231,450	7,231,450
Income Tax Benefit (Expense)	—	(34,581)	(671,307)	—	(705,888)
Net Income (Loss) (a)	(47,636)	2,020,695	(1,804,740)	(1,712,740)	(1,544,421)
Total Assets	$67,489	$2,711,004	$3,504,891	$4,187,636	$10,471,020

	Year Ended December 31, 2005
		Income (Loss)
		Derived From		Medical
	Distribution	Ownership of	Corporate	Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$32,957	$—	$—	$984,271	$1,017,228
OperatingIncome (Loss)	(18,832)	—	(517,795)	(7,255,279)	(7,791,906)
Other Income (Loss) (a)	—	2,126,080	73,983	(166,653)	2,033,410
Minority Interest	—	—	—	3,768,643	3,768,643
Income Tax Benefit (Expense)	6,591	(744,128)	155,334	1,411,339	829,136
Net Income (Loss) (a)	(12,241)	1,381,952	(288,478)	(2,241,950)	(1,160,717)
Total Assets	$79,645	$2,707,129	$3,687,179	$5,057,425	$11,531,378

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There were no intersegment revenue during the year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15: EARNINGS (LOSS) PER SHARE
Basic and diluted earnings (loss) per share for the years ended December 31:

	2006	2005
BASIC AND DILUTED (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)	$(1,544,421)	$(1,160,717)
DENOMINATOR:
Average number of common shares outstanding	5,260,916	5,243,105

	(.29)	(0.22)

Common stock equivalents were not included in the calculation of diluted loss per common share for the years ended December 31, 2006 and 2005, as their effect would be anti-dilutive.
NOTE 16: COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDING
From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
On August 2, 2006, PCTS was made a defendant to a lawsuit filed by Hill-Rom Services, Inc. et al. vs. Versus Technology, et al., United States District Court, Middle District of North Carolina, Civil Action No. 1:03CV01227, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning the vendor’s disputed patent ownership and unauthorized use of such patents. The plaintiffs also requested a determination that they did not violate their license agreement with PCTS’s vendor. The amount of liability, if any, from this claim cannot be determined with certainty; however, management is of the opinion that the outcome of the claims will not have a material adverse impact on the consolidated financial position. Due to uncertainties in the settlement process, it is at least reasonably possible that management’s estimate of the outcome may change within the next year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 16: COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEASES
PCTS has two non-cancelable operating leases for office space dated May 25, 2005 for its California office and October 1, 2005 for its North Carolina office. The office leases expire on August 25, 2010 and September 30, 2010 for the California and North Carolina offices, respectively.
Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2006 for each of the next 5 years and in the aggregate amounted to:

YEAR ENDING DECEMBER 31,
2007	$340,857
2008	351,154
2009	359,768
2010	345,026
2011	—

$1,396,805

Rent expense for the year ended December 31, 2006 totaled approximately $384,000.
LEASE OF REAL ESTATE
Consulier leases its industrial warehouse to Southeast Automotive Acquisition Company (“Southeast”) with a base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease is 5 years, ending on June 30, 2007. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease. Rental income totaled $120,000 for the years ended December 31, 2006 and 2005, and is included in other income on the consolidated statements of operations.
NOTE 17: 401 (K) PLAN
PCTS maintains a 401 (K) Employee Retirement Plan to provide all qualified employees with retirement benefits. Presently, the Company pays the administrative cost of the plan totaling $4,989, and does not make any matching contributions to participants.

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer