Form 10QSB
period 2007-03-31
CONSULIER ENGINEERING INC
filed 2007-05-11
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934
COMMISSION FILE NUMBER 0-17756
CONSULIER ENGINEERING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
2391 Old Dixie Highway
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
As of March 31, 2007, there were 5,485,122 outstanding shares of common stock, par value $0.01 per share.
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
Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, competition from existing and new competitors, our ability to introduce new products, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Among other things, continued unfavorable economic conditions may impact market growth trends or otherwise impact the demand for our products and services; competition from existing and new competitors and producers of alternative products will impact our ability to penetrate or expand our presence in new or growing markets. Uncertainties relating to our ability to develop and distribute new proprietary products to respond to market needs in a timely manner may impact our ability to exploit new or growing markets; our ability to successfully identify and implement productivity improvements and cost reduction initiatives may impact profitability.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$358,728
Receivables, Net of Allowance for Doubtful Accounts of $81,167	798,023
Due from Related Parties	15,261
Income Tax Receivable	651,068
Inventories	55,223
Deferred Implementation Costs	2,065,360
Other Current Assets	156,130
Deferred Income Taxes	41,832

Total Current Assets	4,141,625

PROPERTY AND EQUIPMENT, Net	1,785,751
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	262,365
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,805,280
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	928,895
INTANGIBLE ASSET	693,641

$10,817,557

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of Credit	$225,000
Accounts Payable and Accrued Liabilities	1,496,280
Unearned Revenue	919,368
Related Party Payable	529,399
Note Payable-Related Party	96,649

Total Current Liabilities	3,266,696

NOTES PAYABLE — RELATED PARTY	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	106,387

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851
Additional Paid-in Capital	4,107,503
Retained Earnings	148,221

4,310,575

Less:
Treasury Stock, Cost - 104,936 Shares	(264,512)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	4,039,412

$10,817,557

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
Revenue:
Software Licensing Fees	$367,361	$459,604
Other Revenue	4,003	9,562

Total Revenue	371,364	469,166

Operating Costs and Expenses:
Cost of Revenue	121,935	183,346
Payroll and Related Expense	1,084,764	1,581,325
Selling, General and Administrative	699,958	801,707
Professional Services	418,292	479,386
Depreciation and Amortization	251,766	334,146

Total Operating Costs and Expenses	2,576,715	3,379,910

Operating Loss	(2,205,351)	(2,910,744)

Other Income (Loss)/ (Expense):
Investment Income — Related Parties	628,807	413,063
Net Undistributed Income (Loss) of Equity Investees	94,276	(50,609)
Interest Expense	(97,593)	(154,817)
Other Income	41,698	31,698

Total Other Income (Loss)/(Expense)	667,188	239,335

(Loss) from Operations Before Minority Interest and Income Taxes	(1,538,163)	(2,671,409)

Minority Interest in Consolidated Subsidiary Losses	2,137,006	—

Income (Loss) from Operations Before Income Taxes	598,843	(2,671,409)

Provision for Income Taxes	(223,323)	—

Net Income (Loss)	$375,520	$(2,671,409)

Income (Loss) Per Share — Basic and Diluted:	$0.07	$(0.51)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2007
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2006	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$(227,299)	$(6,651)	$3,663,892

Net Income	—	—	—	—	—	375,520	—	375,520

Balance, March 31,2007	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$148,221	$(6,651)	$4,039,412

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006

Cash Flow (Used in) Operating Activities	$(2,187,325)	$(1,955,778)

Investing Activities:
Distributions from Partnership Interest	628,807	413,064
Acquisition of Property and Equipment	(29,515)	(37,511)
Acquisition of Software Upgrades	(44,100)	—

Net Cash Provided by Investing Activities	555,192	375,553

Financing Activities:
Proceeds from Minority Shareholder in ST, LLC	2,243,393	—
Proceeds from Notes Payable-Related Party	—	3,334,066
Repayments on Line of Credit	(575,000)	(2,000,000)
Proceeds from the Sale of Treasury Stock	—	18,175
Increase in Related Party Payables	81,040	134,356

Net Cash Provided by Financing Activities	1,749,433	1,486,597

Increase (Decrease) in Cash and Cash Equivalents	117,300	(93,628)

Cash and Cash Equivalents — Beginning of Period	241,428	286,442

Cash and Cash Equivalents — End of Period	$358,728	$192,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$13,973	$—

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc., and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in three primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and minority ownership of other business entities.
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ . Consulier’s income is also derived from ownership of limited liability companies and limited partnership interests (Note 5) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. Mosler’s ownership in ST, LLC was approximately 30% and Consulier’s ownership was approximately 51% as of December 31, 2006.
PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, with its majority- owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50%.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Basis of Consolidation (Continued)
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation. As of March 31, 2007, the Company owns 51% of ST, LLC.
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of March 31, 2007, and the results of their operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2006.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, software and service revenue, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances. Such estimates are reviewed on an ongoing basis. Actual results could differ from these estimates and those differences may be material.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Concentrations
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk , consist primarily of accounts receivable. ST, LLC’s accounts receivable are concentrated in the healthcare industry. Although, ST, LLC’s customers typically have been well-established hospitals or medical facilities, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities, and extended payment of receivables from these entities is not uncommon.
To date, PCTS has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers, or the reduction in revenues from existing customers could materially and adversely affect the Company’s operating results.
PCTS currently buys all of its hardware and some major software components of its emergency room information systems from third-party vendors. Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results
Capitalized Software Development Costs
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
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $26,833 and $77,494 for the three months ended March 31, 2007 and 2006, respectively. Accumulated amortization totaled $1,004,262 at March 31, 2007.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the three months ended March 31, 2007 and 2006, research and development costs totaled $356,787 and $417,287, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
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
Partnership and Limited Liability Companies Investments
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004, through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 2), thereby requiring consolidation. The Company owns less than 10% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability company investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership and Limited Liability Companies Investments (Continued)
Due to the Company’s membership interest in ST, LLC and ST, LLC’s operating agreement with PCTS, the Company was exposed to the majority of risk related to the activities of ST, LLC and PCTS. Therefore, in accordance with FIN 46(R), the Company considered ST, LLC as a variable interest entity that required consolidation with the Company’s financial statements as of December 31, 2004. However, effective April 1, 2005, the operating agreement was amended to reallocate membership interests in this LLC based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of March 31, 2007, there was $106,387 amounts related to the minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of March 31, 2007, the Class A member had invested $9,475,571, which includes an investment of $2,137,006 during the three months ended March 31, 2007. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $414,000 at March 31, 2007.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $15 million since inception. As of March 31, 2007, Consulier’s capital account was $0.00.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the three months ended March 31, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the three months ended March 31, 2007 and 2006, the Company did not grant any new stock options. The Company’s results of operations for the three months ended March 31, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R.
Revenue Recognition
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.
New software license revenues represent all fees earned from granting customers licenses to use the Company’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which is included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, the Company exercises judgment and uses estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Revenue Recognition (Continued)
For software license arrangements that do not require significant modification or customization of the underlying software, the Company recognizes new software license revenue when: (1) the Company enters into a legally binding arrangement with a customer for the license of software; (2) the Company delivers the products; (3) a customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenues are recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.
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
For arrangements with multiple elements, the Company allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately, and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes.” This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The Company is currently in the process of determining the effects that adoption of FIN 48 will have on its financial statements, but does not expect the impact upon adoption will be material.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 2. DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of March 31, 2007, totaled $2,065,360 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 3. CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $322,000 at March 31, 2007.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 20% of the Company’s software licensing fees were derived from one customer for the three months ended March 31, 2007. Approximately 50% of the Company’s software licensing fees was derived from 3 customers for the three months ended March 31, 2006. Customer A, B and C represented approximately 26%, 13% and 11%, respectively, of total software licensing fees for the three months ended March 31, 2006.
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned an approximate 7.5% limited partnership interest in AVM as of March 31, 2007 and 2006. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.52% and 5.35% of AVM’s earnings during the three months ended March 31, 2007 and 2006, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
AVM, L.P. (Continued)
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2007	2006

Revenues	$22,914	$17,023
Cost and Expenses	11,520	9,299

Net Income	$11,394	$7,724

Consulier’s Share of Earnings	$629	$413

The carrying value of Consulier’s investment in AVM was $1,852,133 at March 31, 2007.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2007	2006

Revenues	$1,689	$1,388
Cost and Expenses	1,453	1,515

Net Income	$236	$(127)

Consulier’s Share of Earnings (Loss)	$94	$(51)

     The carrying value of Consulier’s investment in BioSafe was $953,147 at March 31, 2007.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 5. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) available to stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive common share equivalents outstanding during the period. Dilutive common share equivalents consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) during the period they were outstanding.
Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were calculated as follows:

	Three Months Ended
	March 31
	2007	2006
BASIC AND DILUTED
EARNINGS PER SHARE
COMPUTATION:
NUMERATOR:
Net Income (Loss)	$375,520	$(2,671,409)

DENOMINATOR:
Average number of common shares outstanding	5,485,122	5,243,105
Earnings (loss) per share weighted average
shares outstanding	$.07	$(.51)
As of March 31, 2007 and 2006, the Company did not have any outstanding common stock equivalents to be included in its diluted earnings per share computation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 6. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in a limited partnership and a limited liability company (which are together called “Limited Liability Companies” in the following tables). The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$4,003	$—	$—	$367,361	$371,364
Operating (Loss)	(22,763)	—	(139,040)	(2,043,548)	(2,205,351)
Other Income (Loss)	—	723,083	37,563	(93,458)	667,188
Minority Interest	—	—	—	2,137,006	2,137,006
Income Tax Benefit (Provision)	7,967	(277,597)	46,307	—	(223,323)
Net Income (Loss) (a)	(14,796)	445,486	(55,170)	—	375,520
Total Assets	$65,781	$2,805,280	$3,132,583	$4,813,913	$10,817,557

	Three Months Ended March 31, 2006
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$9,562	$—	$—	$459,604	$469,166
Operating (Loss)	(2,335)	—	(728,296)	(2,180,113)	(2,910,744)
Other Income (Loss)	—	362,454	(1,574)	(121,545)	239,335
Minority Interest	—	—	—	—	—
Income Tax Benefit (Provision)	—	—	—	—	—
Net Income (Loss) (a)	(2,335)	362,454	(729,870)	(2,301,658)	(2,671,409)
Total Assets	$77,320	$2,533,056	$3,807,057	$4,877,628	$11,295,061
(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months
	Ended March 31,
	2007	2006
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	201,780	—
State	21,543	—

	223,323	—

Total income tax (benefit) provision	$223,323	$—

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months
	Ended March 31,
	2007	2006
Tax provision (benefit) at statutory rate	$196,216	$(875,309)
State income tax expense (benefit) net of federal tax effect	21,738	(96,972)
Other	5,369	—
Valuation Allowance	—	972,281

Income tax provision (benefit)	$223,323	$—

As of March 31, 2007, the Company had Federal and state tax loss carry-forwards totaling approximately $874,596 and $6,755,169, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2007, are as follows:

Depreciation and Amortization	$386,320
Allowance for doubtful accounts	30,543
Tax loss carry forward	542,575
Accrued Wages	11,289

Total Net Deferred Tax Asset	$970,727

Deferred tax assets and liabilities are reflected on the balance sheet as of March 31, 2007 as follows:

Net Short-Term Deferred Tax Assets	$41,832
Net Long-Term Deferred Tax Assets	928,895

Net Deferred Tax Assets	$970,727

NOTE 8: COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in lawsuits and claims in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
The Company is a defendant in a lawsuit arising from a fall from a lifeguard stand manufactured by the Company prior to 2000 in a previous line of business. Judith Freshour and Joseph Freshour, her husband vs. Mosler Auto Care Center, Inc. and Consulier Engineering, Inc., Broward County, Florida, Circuit Court, Case No. 03-3156 CACE 25. This suit was filed in 2003 and the Company is insured against this claim.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 9. RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $200,000 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from these employees within one year as of March 31, 2007. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of March 31, 2007.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of March 31, 2007, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying condensed interim consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on this note totaled $518,235, which is included in related party payable on the accompanying condensed interim consolidated balance sheet as of March 31, 2007.
On January 5, 2006, the Company issued an unsecured promissory note to Consulier’s majority stockholder for $2,001,441 to repay the line of credit. The promissory note accrues interest at 6.5% per annum and is due upon demand. As of March 31, 2007, the remaining unpaid principal balance due the majority stockholder totaled $96,649, which has been included in short-term liabilities on the accompanying condensed interim consolidated balance sheet.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following compares the results of operations for the three months ended March 31, 2007, with the comparable period in the prior year.
During the quarter ended March 31, 2007, revenue decreased approximately $98,000 from revenue for the quarter ended March 31, 2006 primarily related to the operations of ST, LLC. Although more sales orders occurred during the first quarter, they will not be recognized until the second and third quarters of 2007 or until the Company has reached its contractual obligations.
Operating loss for the three months ended March 31, 2007 was approximately $2,205,000, or $(.40) per share, compared to a loss of approximately $2,911,000, or $(.56) per share, for the three months ended March 31, 2006, primarily due to a reduction in ST, LLC’s operating expenses.
During the quarter ended March 31, 2007, other income (loss)/(expense) increased by approximately $428,000 from the quarter ended March 31, 2006, primarily as a result of increased income from AVM and BioSafe.
Equity in the income of BioSafe was approximately $94,000 in the first quarter of 2007, compared to a loss of approximately $51,000 for the quarter ended March 31, 2006. This represents the Company’s 40% interest in BioSafe’s net income of approximately $236,000 in the first quarter of 2007, compared to a loss of approximately $127,000 in the first quarter of 2006.
The Company’s income from its interest in AVM was approximately $629,000 in the first quarter of 2007, compared to income of approximately $413,000 for the quarter ended March 31, 2006. This represents the Company’s 5.52% interest in AVM’s net income of approximately $11,400,000 in the first quarter of 2007, compared to income of approximately $7,700,000 in the first quarter of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
Management continues to monitor these activities as they relate to budgeted amounts. See “Liquidity and Capital Resources” and “Outlook,” below. The Company maintains an open option to sell its interest in ST, LLC to the primary stockholder of the Company for its total investment as noted in the accompanying financial statements.
LIQUIDITY AND CAPITAL RESOURCES
At March 31, 2007, Consulier’s cash totaled approximately $359,000 compared to approximately $241,000 at December 31, 2006. Net cash used in operations was approximately $2,187,000 for the three months ended March 31, 2007, compared to approximately $1,956,000 of net cash used in the three months ended March 31, 2006. Net cash provided by investing activities totaling approximately $555,000 was primarily due to the distribution of approximately $629,000 from AVM during the three months ended March 31, 2007, offset by the acquisition of property, equipment and software totaling approximately $74,000. Net cash provided from financing activities mainly came from the proceeds of the Company’s minority interest in ST, LLC of approximately $2,243,000 and the excess net proceeds from loans from related parties used to pay off Consulier’s line of credit.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $14,895,000 since inception. As of March 31, 2007, Consulier’s capital account balance was $0.00. It is anticipated that the cash requirements for ST, LLC will decrease in the future as ST, LLC’s sales increase.
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
The Company has a $2,000,000 line of credit available from a bank, of which $225,000 is outstanding at March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2007 on its interest in AVM; however, there is no guarantee that the annualized return in the first quarter of 2007 will be maintained throughout fiscal 2007.
Consulier International, Inc. has been developing new retail and distribution outlets locally, nationally and internationally. There are several trade shows scheduled for marketing the Captain Cra-Z Hand and All Purpose Cleaner throughout 2007 and the internet web site continues to be a good lead generator with applications for distribution being received through the site from countries all over the world, although sales have decreased.
A 76% increase in the agriculture market accounted for BioSafe’s strong quarterly performance. BioSafe continues to increase inventory levels to meet the demands of its customers.
In the first quarter, Patient Care Technology Systems (PCTS) signed a three-hospital contract for its Amelior ORTracker® software with Lehigh Valley Hospital & Health Network (LVHHN), headquartered in Allentown, Pennsylvania. In 2006, LVHHN was rated one of America’s best hospitals in eight categories by US News & World Report. Virtua Health, based in Marlton, New Jersey, contracted with PCTS to implement its Amelior Tracker™ asset tracking software in the emergency department of its Burlington County, New Jersey, hospital.
PCTS successfully implemented its Amelior ED™ documentation system for emergency departments in two facilities of the Albert Einstein Health Network in the greater Philadelphia market. In addition, PCTS is managing several active implementations of its automatic patient tracking and charting software which will be completed in the second and third quarters.
In February, PCTS and customer representatives were invited speakers at the annual HIMSS conference, the largest healthcare informatics conference in the United States. PCTS was recognized with the Blue Diamond Award for Best Information Technology Innovation at the 19th Annual Blue Diamond Awards sponsored by the Charlotte North Carolina Chamber of Commerce. In March, PCTS recognized its 10th anniversary since its first implementation of emergency department workflow solutions in 1997.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 17, 2006, The Company’s majority shareholder purchased 166,204 shares of common stock by exchanging $600,000 of The Company’s indebtedness to the shareholder. The transaction was exempt from registration pursuant to Section 4(2) of The Securities Act of 1933.
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: May 11, 2007	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 11, 2007	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)