Form 10QSB
period 2007-06-30
CONSULIER ENGINEERING INC
filed 2007-08-14
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-17756
CONSULIER ENGINEERING, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of June 30, 2007, there were 5,368,501 outstanding shares of common stock, par value $0.01 per share.
Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$258,205
Receivables, Net of Allowance for Doubtful Accounts of $81,167	427,536
Due from Related Parties	13,386
Income Tax Receivable	651,068
Inventories	51,027
Deferred Implementation Costs	2,349,516
Other Current Assets	114,103
Deferred Income Taxes	41,832

Total Current Assets	3,906,673

PROPERTY AND EQUIPMENT, Net	1,681,919
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	277,028
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,983,839
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	756,699
INTANGIBLE ASSET	617,747

$10,423,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,294,742
Unearned Revenue	928,982
Related Party Payable	603,372

Total Current Liabilities	2,827,096

NOTES PAYABLE — RELATED PARTY	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	—

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851
Additional Paid-in Capital	4,107,503
Retained Earnings	345,018

4,507,372
Less:
Treasury Stock, Cost — 116,621 Shares	(308,974)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	4,191,747

$10,423,905

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Software Licensing Fees	$397,592	$391,606	$764,953	$851,210
Other Revenue	4,513	5,937	8,516	15,499

Total Revenue	402,105	397,543	773,469	866,709

Operating Costs and Expenses:
Cost of Revenue	71,010	297,208	192,945	480,554
Payroll and Related Expense	1,041,786	1,046,456	2,092,386	2,627,781
Selling, General and Administrative	610,365	654,011	1,329,551	1,455,718
Professional Services	391,119	612,394	824,347	1,091,780
Depreciation and Amortization	252,313	337,076	504,079	671,222

Total Operating Costs and Expenses	2,366,593	2,947,145	4,943,308	6,327,055

Operating Loss	(1,964,488)	(2,549,602)	(4,169,839)	(5,460,346)

Other Income (Expense):
Investment Income — Related Parties	406,554	538,163	1,035,361	951,226
Net Undistributed Income of Equity Investees	178,559	74,873	272,835	24,264
Interest Expense	(85,465)	(165,303)	(183,058)	(320,120)
Other Income	37,448	31,698	79,146	63,396

Total Other Income (Expense)	537,096	479,431	1,204,284	718,766

(Loss) from Operations Before Minority Interest and Income Taxes	(1,427,392)	(2,070,171)	(2,965,555)	(4,741,580)

Minority Interest in Consolidated Subsidiary Losses	1,796,387	2,025,000	3,933,393	2,025,000

Income (Loss) from Operations Before Income Taxes	368,995	(45,171)	967,838	(2,716,580)

Provision for Income Taxes	(172,196)	(10,844)	(395,521)	(10,844)

Net Income (Loss)	$196,799	$(56,015)	$572,317	$(2,727,424)

Income (Loss) Per Share — Basic and Diluted:	$0.04	$(0.01)	$0.11	$(0.52)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2006	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$(227,299)	$(6,651)	$3,663,892

Net Income	—	—	—	—	—	572,317	—	572,317

Purchase of Treasury Stock			11,685	(44,462)				(44,462)

Balance, June 30, 2007	5,485,122	$54,851	116,621	$(308,974)	$4,107,503	$345,018	$(6,651)	$4,191,747

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2007	2006

Cash Flow (Used in) Operating Activities	$(3,750,070)	$(2,380,131)

Investing Activities:

Increase in Related Party Receivables	(13,386)
Distributions from Partnership Interest	1,035,361	951,226
Undistributed Loss of Equity Investee	(272,835)	(24,263)
Net Acquisition of Property and Equipment	(51,649)	(151,517)
Acquisition of Software Upgrades	(93,200)	—

Net Cash Provided by Investing Activities	604,291	775,446

Financing Activities:
Proceeds from Minority Shareholder in ST, LLC	3,933,393	3,334,066
Repayments of Notes Payable-Related Party	(96,649)
Repayments on Line of Credit	(800,000)	(2,000,000)
Purchase of Treasury Stock	(44,462)	—
Proceeds from the Sale of Treasury Stock		18,175
Increase in Related Party Payables	170,274	21,560

Net Cash Provided by Financing Activities	3,162,556	1,373,801

Increase (Decrease) in Cash and Cash Equivalents	16,777	(230,884)

Cash and Cash Equivalents — Beginning of Period	241,428	286,442

Cash and Cash Equivalents — End of Period	$258,205	$55,558

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$14,136	$—

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
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™. Consulier’s income is also derived from ownership of limited liability companies and limited partnership interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 30% as the Class A member and Consulier’s ownership was approximately 51% as of June 30, 2007.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Basis of Consolidation (Continued)
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation. As of June 30, 2007, the Company owns 51% of ST, LLC.
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2006.
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
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $108,803 and $154,988 for the six months ended June 30, 2007 and 2006, respectively. Accumulated amortization totaled $1,038,699 at June 30, 2007.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the six months ended June 30, 2007 and 2006, research and development costs totaled $622,268 and $927,785, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
Intangible Assets
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from Healthcare Information Technology, Inc. in 2004 and nuMedica in 2005, which are being amortized over three to five years using the straight-line method, and non-compete agreements, which were amortized over one year using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
Partnership and Limited Liability Companies Investments
The Company’s investments in AVM and Biosafe are less than 50% ownership and are accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004, through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC (Note 4), thereby requiring consolidation. The Company owns less than 10% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements. The Company reviews its partnership and limited liability company investments for other than temporary declines in value on a monthly basis by analyzing the underlying investee’s actual revenue, earnings capacity and estimated future undiscounted cash flows.

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
As a result of consolidating ST, LLC, a minority interest was created representing the other members. As of June 30, 2007, there were no amounts related to the minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of June 30, 2007, the Class A member had invested $11,165,571, which includes an investment of $3,933,393 during the six months ended June 30, 2007. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $677,000 at June 30, 2007.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $15 million since inception. As of June 30, 2007, Consulier’s capital account was $0.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation (Continued)
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the six months ended June 30, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the six months ended June 30, 2007 and June 30, 2006, the Company did not grant any new stock options. The Company’s results of operations for the six months ended June 30, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 2. DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of June 30, 2007, totaled $2,349,516 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 3. CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $145,000 at June 30, 2007.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 20% of the Company’s software licensing fees were derived from one customer for the six months ended June 30, 2006. Approximately 42% of the Company’s software licensing fees was derived from 3 customers for the six months ended June 30, 2007. Customer A, B and C represented approximately 21%, 11% and 10%, respectively, of total software licensing fees for the six months ended June 30, 2007.
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned an approximate 7.5% limited partnership interest in AVM as of June 30, 2007 and 2006. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.4% of AVM’s earnings during the six months ended June 30, 2007 and 2006, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
AVM, L.P. (Continued)
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenues	$18,606	$19,820	$41,520	$36,842
Cost and Expenses	10,901	9,818	22,420	19,116

Net Income	$7,705	$10,002	$19,100	$17,726

Consulier’s Share of Earnings	$406	$538	$1,035	$951

Cost of the Company’s interest in AVM, L.P. at June 30, 2007 was $1,852,133.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Revenues	$2,360	$1,928	$4,049	$3,316
Cost and Expenses	1,913	1,740	3,367	3,255

Net Income	$447	$188	$682	$61

Consulier’s Share of Earnings	$179	$75	$273	$24

Net investment in BioSafe Systems, LLC at June 30, 2007 was $1,131,706.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 5. TREASURY STOCK
Treasury stock consists of 116,621 shares of the Company’s common stock, shown at cost. During April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share excluding transaction costs. During the quarter ended, June 30, 2007, the Company repurchased 11,685 shares of its common stock for $44,462, representing the market value of the Company’s common shares on the date of purchase and broker commissions.
NOTE 6. EARNINGS PER SHARE
Basic earnings per share is calculated by dividing net income (loss) available to stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) warrants, convertible debt and convertible preferred stock during the period they were outstanding.
Basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were calculated as follows:
As of June 30, 2007 and 2006, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2007	2006	2007	2006
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (Loss)	$196,799	$(56,015)	$572,317	$(2,727,424)

DENOMINATOR:
Common Shares — Actual number of common shares outstanding	5,314,363	5,243,105	5,316,628	5,243,105

Earnings (Loss) per share weighted average shares outstanding	$.04	$(.01)	$.11	$(.52)

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in a limited partnership and a limited liability company (which are together called “Limited Liability Companies” in the following tables). The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$4,513	$—	$—	$397,592	$402,105
Operating (Loss)	(11,968)	—	(187,647)	(1,764,873)	(1,964,488)
Other Income (Loss)	—	585,113	29,691	(77,708)	537,096
Minority Interest	—	—	—	1,796,387	1,796,387
Income Tax Benefit (Provision)	4,069	(257,014)	53,705	27,044	(172,196)
Net Income (Loss) (a)	(7,899)	328,099	(104,251)	(19,150)	196,799
Total Assets	$57,231	$2,983,839	$2,801,725	$4,581,110	$10,423,905

	Three Months Ended June 30, 2006
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$5,937	$—	$—	$391,606	$397,543
Operating (Loss)	(22,081)	—	(171,074)	(2,356,447)	(2,549,602)
Other Income (Loss)	—	613,036	(696)	(132,909)	479,431
Minority Interest	—	—	—	2,025,000	2,025,000
Income Tax Benefit (Provision)	—	(10,844)	—	—	(10,844)
Net Income (Loss) (a)	(22,081)	602,192	(171,770)	(464,356)	(56,015)
Total Assets	$65,228	$2,607,929	$3,885,674	$4,690,211	$11,249,042

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION (CONTINUED)

	Six Months Ended June 30, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$8,516	$—	$—	$764,953	$773,469
Operating (Loss)	(24,001)	—	(332,042)	(3,813,796)	(4,169,839)
Other Income (Loss)	—	1,308,196	58,933	(162,845)	1,204,284
Minority Interest	—	—	—	3,933,393	3,933,393
Income Tax Benefit (Provision)	8,160	(534,613)	92,857	38,075	(395,521)
Net Income (Loss) (a)	(15,841)	773,583	(180,252)	(5,173)	572,317
Total Assets	$57,231	$2,983,839	$2,801,725	$4,581,110	$10,423,905

	Six Months Ended June 30, 2006
		Income (Loss)
		Derived From
		Ownership of
		Limited		Medical
	Distribution	Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$15,499	$—	$—	$851,210	$866,709
Operating (Loss)	(24,416)	—	(898,630)	(4,537,300)	(5,460,346)
Other Income (Loss)	—	975,490	(2,270)	(254,454)	718,766
Minority Interest	—	—	—	2,025,000	2,025,000
Income Tax Benefit (Provision)	—	(10,844)	—	—	(10,844)
Net Income (Loss) (a)	(24,416)	964,646	(900,900)	(2,766,754)	(2,727,424)
Total Assets	$65,228	$2,607,929	$3,885,674	$4,690,211	$11,249,042

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Current:
Federal	$—	$—	$—	$—
State	—	10,844	—	10,844

	—	10,844	—	10,844

Deferred:
Federal	158,607	—	360,389	—
State	13,589	—	35,132	—

	172,196	—	395,521	—

Total income tax provision	$172,196	$10,844	$395,521	$10,844

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2006	2006
Tax provision (benefit) at statutory rate	$142,527	$—	$338,743	$—

State income tax expense (benefit) net of federal tax effect	13,394	10,844	35,132	10,844
Other	16,275	—	21,646	—

Income tax provision	$172,196	$10,844	$395,521	$10,844

As of June 30, 2007, the Company had Federal and state tax loss carry-forwards totaling approximately $417,000 and $6,300,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of June 30, 2007, are as follows:

Depreciation and Amortization	$386,266
Allowance for doubtful accounts	30,543
Tax loss carry forward	370,433
Accrued Wages	11,289

Total Net Deferred Tax Asset	$798,531

Deferred tax assets and liabilities are reflected on the balance sheet as of June 30, 2007 as follows:

Net Short-Term Deferred Tax Assets	$41,832
Net Long-Term Deferred Tax Assets	756,699

Net Deferred Tax Assets	$798,531

NOTE 9: COMMITMENTS AND CONTINGENCIES
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 10. RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $200,000 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from these employees within one year as of June 30, 2007. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of June 30, 2007.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of June 30, 2007, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying condensed interim consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on this note totaled $603,372, which is included in related party payable on the accompanying condensed interim consolidated balance sheet as of June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
The following compares the results of operations for the three and six months ended June 30, 2007, with the comparable period in the prior year.
During the quarter ended June 30, 2007, revenue increased approximately $6,000 from revenue for the quarter ended June 30, 2006 primarily related to the operations of ST, LLC. Although more sales orders occurred during the second quarter, they will not be recognized until the third and fourth quarters of 2007 or until the Company has reached its contractual obligations.
Operating loss for the six months ended June 30, 2007 was approximately $4,170,000, or $(.76) per share, compared to the operating loss of approximately $5,460,000, or $(1.00) per share, for the six months June 30, 2006, primarily due to a reduction in ST, LLC’s operating expenses.
During the quarter ended June 30, 2007, other income (loss)/(expense) increased by approximately $58,000 from the quarter ended June 30, 2006, primarily as a result of increased income from BioSafe and a reduction of interest expense which offset the reduced income from AVM.
The Company’s income from its interest in BioSafe was approximately $179,000 in the second quarter of 2007, compared to income of approximately $75,000 for the quarter ended June 30, 2006. This represents the Company’s 40% interest in BioSafe’s net income of approximately $447,000 in the second quarter of 2007, compared to income of approximately $188,000 in the second quarter of 2006.
The Company’s income from its interest in AVM was approximately $406,000 in the second quarter of 2007, compared to income of approximately $538,000 for the quarter ended June 30, 2006. This represents the Company’s 5.4% interest in AVM’s net income of approximately $7,705,000 in the second quarter of 2007, compared to income of approximately $10,002,000 in the second quarter of 2006.

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
LIQUIDITY AND CAPITAL RESOURCES
At June 30, 2007, Consulier’s cash totaled approximately $258,000 compared to approximately $241,000 at December 31, 2006. Net cash used in operations was approximately $3,750,000 for the six months ended June 30, 2007, compared to approximately $2,380,000 of net cash used in the six months ended June 30, 2006. Net cash provided by investing activities totaling approximately $604,000 was primarily due to the distribution of approximately $1 million from AVM during the six months ended June 30, 2007. Net cash provided from financing activities totaling approximately $3.2 million mainly came from the proceeds from the Company’s minority interest in ST, LLC of approximately $3.9 million.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $15,000,000 since inception. As of June 30, 2007, Consulier’s capital account balance was $0. It is anticipated that the cash requirements for ST, LLC will decrease in the future as ST, LLC’s sales increase.
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
The Company allowed its $2,000,000 line of credit available from a bank to expire on May 15, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2007 on its interest in AVM; however, there is no guarantee that the annualized return in the second quarter of 2007 will be maintained throughout fiscal 2007.
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
A 22% increase in the agriculture market accounted for BioSafe’s strong quarterly performance. Investments in research and development, new product development and exploration of new market opportunities continue to remain a BioSafe priority.
In the second quarter, Patient Care Technology Systems (PCTS) continued to manage several active implementations of its automatic patient tracking and charting software which will be completed in the third and fourth quarters of 2007. Implementations at two sites were delayed because of delays in receiving locating hardware, used with the Company’s software. PCTS announced a strategic partnership with Sonitor Technologies, a leading provider of ultrasound-based locating, further broadening the Company’s range of real-time locating systems that integrate with its automatic tracking software.
Implementations of the Company’s workflow automation software at Christiana Care Health System, Providence St. Vincent Medical Center and Albert Einstein Health System were featured in national healthcare IT publications during the quarter. The Company was an invited speaker on the role of Radio Frequency enabled workflow solutions at conferences in the United States and Canada.
PCTS currently supports 22 completed installations of its core product line of electronic tracking and documentation solutions with 13 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 63 hospitals, representing over 1.7 million annual patient encounters.

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
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share. During the quarter ended, June 30, 2007, the Company repurchased 11,685 shares of its common stock.
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: August 14, 2007	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 14, 2007	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)