Form 10QSB
period 2007-09-30
CONSULIER ENGINEERING INC
filed 2007-11-19
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTO OF 1934
COMMISSION FILE NUMBER 0-17756
CONSULIER ENGINEERING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of September 30, 2007, there were 5,355,376 outstanding shares of common stock, par value $0.01 per share.
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

PART-I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$714,248
Receivables	439,592
Due from Related Parties	6,557
Inventories	47,879
Deferred Implementation Costs	2,322,290
Other Current Assets	92,480
Deferred Income Taxes	41,832

Total Current Assets	3,664,878

PROPERTY AND EQUIPMENT, Net	1,567,872
CAPITALIZED SOFTWARE DEVELOPMENT COSTS, Net	252,273
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	3,129,914
NOTE RECEIVABLE — RELATED PARTY	200,000
DEFERRED INCOME TAXES	902,228
INTANGIBLE ASSET, Net	994,284

$10,711,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	1,276,969
Unearned Revenue	936,053
Related Party Payable	688,509

Total Current Liabilities	2,901,531

NOTES PAYABLE — RELATED PARTY	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	232,000

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851
Additional Paid-in Capital	4,107,503
Retained Earnings	376,032

4,538,386

Less:

Treasury Stock, Cost - 129,746 Shares	(358,879)
Notes Receivable for Common Stock	(6,651)

Total Stockholders’ Equity	4,172,856

$10,711,449

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF
OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenue:
Software Licensing Fees	$503,029	$406,712	$1,267,982	$1,257,922
Other Revenue	7,677	4,900	16,193	20,399

Total Revenue	510,706	411,612	1,284,175	1,278,321

Operating Costs and Expenses:
Cost of Revenue	289,078	95,071	482,023	575,628
Payroll and Related Expense	1,032,168	1,018,296	3,124,554	3,646,077
Selling, General and Administrative	645,853	679,114	1,975,404	2,134,832
Professional Services	74,636	312,850	898,983	1,404,630
Depreciation and Amortization	227,868	335,623	731,947	1,006,845

Total Operating Costs and Expenses	2,269,603	2,440,954	7,212,911	8,768,012

Operating Loss	(1,758,897)	(2,029,342)	(5,928,736)	(7,489,691)

Other Income (Expense):
Investment Income — Related Parties	692,752	406,036	1,728,113	1,357,262
Net Undistributed Income of Equity Investees	146,075	129,233	418,910	153,497
Interest Expense	(84,618)	(163,171)	(267,676)	(483,291)
Other Income	48,839	31,698	127,985	95,094
Gain on Disposal of Equipment	—	15,504	—	15,504

Total Other Income (Expense)	803,048	419,300	2,007,332	1,138,066

(Loss) from Operations Before Minority Interest and Income Taxes	(955,849)	(1,610,042)	(3,921,404)	(6,351,625)

Minority Interest in Consolidated Subsidiary Losses	882,001	2,019,643	4,815,394	4,044,643

Income (Loss) from Operations Before Income Taxes	(73,848)	409,601	893,990	(2,306,982)

Benefit (Provision) for Income Taxes	104,862	(200,149)	(290,659)	(210,993)

Net Income (Loss)	$31,014	$209,452	$603,331	$(2,517,975)

Income (Loss) Per Share — Basic and Diluted:	$0.01	$0.04	$0.11	$(0.48)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

							Notes
						Retained	Receivable
	Common Stock		Treasury Stock		Additional	Earnings	for	Total
					Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2006	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$(227,299)	$(6,651)	$3,663,892

Net Income	—	—	—	—	—	603,331	—	603,331

Purchase of Treasury Stock	—	—	24,810	(94,367)	—	—	—	(94,367)

Balance, September 30, 2007	5,485,122	$54,851	129,746	$(358,879)	$4,107,503	$376,032	$(6,651)	$4,172,856

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006

Cash Flow (Used in) Operating Activities	$(4,916,851)	$(5,785,973)

Investing Activities:
Increase in Related Party Receivables	(6,557)	—
Distributions from Partnership Interest	1,728,113	1,357,262
Proceeds from Sale of Asset	—	72,894
Purchase Price Adjustment to Intangible Asset	(232,000)	—
Acquisition of Property and Equipment	(46,180)	(175,861)
Acquisition of Software Upgrades	(133,494)	(233,252)

Net Cash Provided by Investing Activities	1,309,882	1,021,043

Financing Activities:
Proceeds from Minority Shareholder in ST, LLC	4,815,394	3,519,000
Repayments of Notes Payable-Related Party	(96,649)	(450,800)
Increase in Related Party Payables	255,411	204,490
Proceeds from Notes Payable — Related Party	—	3,334,066
Purchase of Treasury Stock	(94,367)	—
Repayments of Line of Credit	(800,000)	(2,000,000)
Proceeds from the Sale of Treasury Stock	—	18,175

Net Cash Provided by Financing Activities	4,079,789	4,624,931

Increase (Decrease) in Cash and Cash Equivalents	472,820	(139,999)

Cash and Cash Equivalents — Beginning of Period	241,428	286,442

Cash and Cash Equivalents — End of Period	$714,248	$146,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Conversion of Note Payable-Related Party to Class A Stock of ST, LLC	$—	$525,643

Issuance of Treasury Stock upon Conversion of Note Payable-Related Party	$—	$600,000

Assignment of Membership Interest to Minority Shareholder	$232,000	$—

Cash Paid for Interest	$16,852	$—

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
ST, LLC, a majority-owned limited liability company, is a majority member (74.14%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 30% as the Class A member and Consulier’s ownership was approximately 51% as of September 30, 2007.
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
Basis of Consolidation (Continued)
On April 1, 2005 (date of the amendment to the operating agreement), the Company’s ownership in ST, LLC increased to 58%, thereby requiring consolidation. As of September 30, 2007, the Company owns 51% of ST, LLC.
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of September 30, 2007, and the results of their operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2006.
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
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $126,319 and $260,577 for the nine months ended September 30, 2007 and 2006, respectively. Accumulated amortization totaled $1,103,748 at September 30, 2007.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the nine months ended September 30, 2007 and 2006, research and development costs totaled $662,500 and $1,004,087, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
Intangible Assets
Intangible assets consist of customer lists acquired in connection with the acquisition of certain assets from Healthcare Information Technology, Inc. in 2004 and nuMedica in 2005, which are being amortized over three to five years using the straight-line method, and non-compete agreements, which were being amortized over one year using the straight-line method. The Company periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
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
As a result of consolidating ST, LLC, a minority interest was created representing the other member. As of September 30, 2007, there were no amounts related to this minority interest available to offset future losses (Note 11).
Effective April 1, 2006, ST, LLC’s partnership operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of September 30, 2007, the Class A member had invested $12,047,571, which includes an investment of $4,815,394 during the nine months ended September 30, 2007. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $970,000 at September 30, 2007.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $15.75 million since inception. As of September 30, 2007, Consulier’s capital account was $0.
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (SFAS 123(R)’). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

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
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized for the nine months ended September 30, 2007 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R). The results for the prior periods have not been restated.
All previously granted stock options had fully vested at December 31, 2005 and during the nine months ended September 30, 2007 and September 30, 2006, the Company did not grant any new stock options. The Company’s results of operations for the nine months ended September 30, 2006 include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R.
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
Newly Issued Accounting Pronouncements
In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “ Accounting for Income Taxes.” This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required. The Company is currently in the process of determining the effects that adoption of FIN 48 will have on its financial statements, but does not expect the impact upon adoption will be material.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” — Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for our Company January 1, 2008. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on the consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 2.	DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of September 30, 2007, totaled $2,322,290 and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

NOTE 3.	CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $493,000 at September 30, 2007.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 31% of the Company’s software licensing fees was derived from 2 customers for the nine months ended September 30, 2007. Customer A and B represented approximately 15% and 16%, respectively, of total software licensing fees for the nine months ended September 30, 2007. Approximately 17% of the Company’s software licensing fees were derived from one customer for the nine months ended September 30, 2006.

NOTE 4.	INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned an approximate 7.5% limited partnership interest in AVM as of September 30, 2007 and 2006. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.5% of AVM’s earnings during the nine months ended September 30, 2007 and 2006. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice. AVM’s general partner may also expel Consulier from the partnership through payment of the balance of Consulier’s capital account.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 4.	INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
AVM, L.P. (Continued)
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Revenues	$26,145	$16,512	$67,666	$53,354
Cost and Expenses	13,602	9,012	36,023	28,128

Net Income	$12,543	$7,500	$31,643	$25,226

Consulier’s Share of Earnings	$693	$406	$1,728	$1,357

Cost of the Company’s interest in AVM, L.P. at September 30, 2007 was $1,852,133.
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006

Revenues	$2,342	$2,129	$6,391	$5,445
Cost and Expenses	1,977	1,806	5,344	5,057

Net Income	$365	$323	$1,047	$388

Consulier’s Share of Earnings	$146	$129	$419	$154

Net investment in BioSafe Systems, LLC at September 30, 2007 was $1,277,781.

NOTE 5.	TREASURY STOCK
Treasury stock consists of 129,746 shares of the Company’s common stock, shown at cost. During April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share excluding transaction costs. During the nine months ended, September 30, 2007, the Company

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 5.	TREASURY STOCK (CONTINUED)
repurchased 24,810 shares of its common stock for $94,367, representing the market value of the Company’s common shares on the date of purchase and broker commissions.

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
Basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were calculated as follows:
As of September 30, 2007 and 2006, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2007	2006	2007	2006

BASIC AND DILUTED EARNINGS PER SHARE
COMPUTATION:
NUMERATOR:
Net Income (Loss)	$31,014	$209,452	$603,331	$(2,517,975)

DENOMINATOR:
Basic earnings per share weighted average shares outstanding	5,360,286	5,243,105	5,371,966	5,243,105

Effect of dilutive employee stock awards	—	64,500	—	— (a)

Diluted earnings per share weighted average shares outstanding	5,360,286	5,307,605	5,476,902	5,243,105

Earnings (Loss) per share weighted average shares Outstanding	$0.01	$0.04	$0.11	$(0.48)

(a)	Effect of dilutive employee stock awards were not included in computing diluted earnings per share because their effects were antidilutive.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability entities, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in a limited partnership and a limited liability company (which are together called “Limited Liability Companies” in the following tables). The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$7,677	$—	$—	$503,029	$510,706
Operating (Loss)	(56,236)	—	(124,561)	(1,578,100)	(1,758,897)
Other Income (Loss)	—	838,827	52,920	(88,699)	803,048
Minority Interest	—	—	—	882,001	882,001
Income Tax Benefit
(Provision)	19,120	(283,841)	24,358	345,225	104,862
Net Income (Loss) (a)	(37,116)	554,986	(47,283)	(439,573)	31,014
Total Assets	$59,769	$3,129,914	$2,610,760	$4,911,006	$10,711,449

	Three Months Ended September 30, 2006
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$—	$4,900	$—	$406,712	$411,612
Operating (Loss)	(9,228)	—	(253,944)	(1,766,173)	(2,029,345)
Other Income (Loss)	—	535,269	2,095	(118,064)	419,300
Minority Interest	—	—	—	2,019,643	2,019,643
Income Tax Benefit
(Provision)	15,340	(678,046)	365,443	97,114	(200,149)
Net Income (Loss) (a)	6,112	(142,777)	113,594	232,520	209,449
Total Assets	$65,999	$2,737,162	$3,639,210	$4,327,379	$10,769,750

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 7.	SEGMENT INFORMATION (CONTINUED)

	Nine Months Ended September 30, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$16,193	$—	$—	$1,267,982	$1,284,175
Operating (Loss)	(73,006)	—	(413,794)	(5,441,936)	(5,928,736)
Other Income (Loss)	—	2,147,023	172,582	(312,273)	2,007,332
Minority Interest	—	—	—	4,815,394	4,815,394
Income Tax Benefit
(Provision)	24,822	(729,988)	82,012	332,495	(290,659)
Net Income (Loss) (a)	(48,184)	1,417,035	(159,200)	(606,320)	603,331
Total Assets	$59,769	$3,129,914	$2,610,760	$4,911,006	$10,711,449

	Nine Months Ended September 30, 2006
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$—	$20,399	$—	$1,257,922	$1,278,321
Operating (Loss)	(33,644)	—	(1,014,319)	(6,441,728)	(7,489,691)
Other Income (Loss)	—	1,510,759	(175)	(372,518)	1,138,066
Minority Interest	—	—	—	4,044,643	4,044,643
Income Tax Benefit
(Provision)	15,340	(688,890)	462,557	—	(210,993)
Net Income (Loss) (a)	(18,304)	821,869	(551,937)	(2,769,603)	(2,517,975)
Total Assets	$65,999	$2,737,162	$3,639,210	$4,327,379	$10,769,750

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Current:
Federal	$20,669	$—	$20,669	$—
State	20,000	—	20,000	10,844

	40,669	—	40,669	10,844

Deferred:
Federal	(134,515)	200,149	225,874	200,149
State	(11,016)	—	24,116	—

	(145,531)	200,149	249,990	200,149

Total income tax provision (benefit)	$(104,862)	$200,149	$290,659	$210,993

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Tax provision (benefit) at statutory rate	$(25,108)	$139,264	$303,956	$(784,374)
State income tax expense (benefit) net of federal tax effect	(2,680)	—	32,452	10,844
Suspended losses — ST, LLC	—	—	—	941,665
Other	(77,074)	60,885	(45,749)	42,858

Income tax provision (benefit)	$(104,862)	$200,149	$290,659	$210,993

As of September 30, 2007, the Company had Federal and state tax loss carry-forwards totaling approximately $560,000 and $6,400,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of September 30, 2007, are as follows:

Depreciation and Amortization	$477,063
Tax loss carry forward	424,828
Other	42,169

Total Net Deferred Tax Asset	$944,060

Deferred tax assets and liabilities are reflected on the balance sheet as of September 30, 2007 as follows:

Net Short-Term Deferred Tax Assets	$41,832
Net Long-Term Deferred Tax Assets	902,228

Net Deferred Tax Assets	$944,060

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
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $200,000 and represent advances to certain members of management. These amounts are unsecured, non-interest bearing and due on demand. The Company has no intention of demanding $200,000 due from these employees within one year as of September 30, 2007. Accordingly, the Company has classified $200,000 as a non-current asset on the condensed interim consolidated balance sheet as of September 30, 2007.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of September 30, 2007, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying condensed interim consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on this note totaled $688,509, which is included in related party payable on the accompanying condensed interim consolidated balance sheet as of September 30, 2007.

NOTE 11.	PURCHASE PRICE ADJUSTMENT
During the quarter ended September 30, 2007, the Company recorded a purchase price adjustment as a result of converting certain Healthcare Information Technology, Inc. (“HIT”) customers, acquired on September 28, 2004, in PCTS (Note 1), to the Company’s patient tracking software within three years of the acquisition agreement. The purchase price adjustment resulted in an increase of $464,000 to customer lists acquired from HIT and is being amortized over the remaining term of approximately 2 years. The Company paid $232,000 in cash and issued 1.16% (valued at $232,000) membership interest in PCTS to the former owners of HIT. As a result of issuing the additional membership interest, minority interest in PCTS was created. In accordance with PCTS’s amended partnership agreement, losses are allocated first to Consulier and then to Warren Mosler, up to applicable capital contributions. As of September 30, 2007, none of PCTS’s losses have been allocated to the minority interest held by the former owners of HIT.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, was approximately 24% greater in the third quarter ended September 30, 2007, compared to the quarter ended September 30, 2006. The Company’s licensing fees for the nine months ended September 30, 2007, were slightly increased over the nine months ended September 30, 2006.
The operating loss for the nine months ended September 30, 2007, was approximately $5.9 million dollars compared to an operating loss for the nine months ended September 30, 2006 of $7.5 million dollars. This reduction in operating loss of approximately $1.6 million dollars was largely due to a reduction in operating expenses and professional services, as it relates to software changes in PCTS’ primary software solutions, which is nearing completion. The reduction in operating loss is also attributable in part to a reduction of $275,000 in amortization costs, due to certain intangible assets being fully amortized.
During the quarter ended September 30, 2007, other income (expense) increased by $384,000, primarily driven by the Company’s interest in AVM Ltd., whose income was approximately 58% greater than for the same period of 2006. For the nine months ended September 30, 2007, other income (expense) increased by approximately $870,000, also primarily due to an increase of more than 27% from the Company’s interest in AVM compared to the comparable 2006 period. The results of operations from the Company’s interest in BioSafe Systems was approximately 170% greater for the nine months ended September 30, 2007, due to an increase in BioSafe’s gross revenue and consequently, increased profits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position was increased in the nine months ended September 30, 2007, compared to the comparable period in 2006, predominately by the collection of a refund from the Internal Revenue Service of $651,000 in the quarter ended September 30, 2007. Net cash flow used in operations for the nine months ended September 30, 2007, was approximately $4.9 million dollars, compared with cash used in operations of approximately $5.8 million dollars for the nine months ended September 30, 2006. The primary reason for this difference is due to an increase in the losses allocated to the minority shareholder for approximately $4,800,000 in the nine months ended September 30, 2007 compared to approximately $4,000,000 in the nine months ended September 30, 2006.
Net cash provided by financing activities was approximately $4.1 million for the nine months ended September 30, 2007, primarily as a result of the repayment of the Company’s line of credit of $800,000, approximately $4.8 million received for the minority member in ST, LLC.
Net cash provided from investing activities relates primarily to the distribution from AVM of approximately $1,700,000 for the nine months ended September 30, 2007, which was offset by the continued acquisition of software upgrades in the PCTS subsidiary and cash paid for the purchase price adjustment to the HIT Sale of Business agreement.
The Company can require its principal stockholder to purchase its interest in ST, LLC for cash equal to our capital account as of the closing date. Consulier has contributed approximately $15,750,000 to ST, LLC. As of September 30, 2007, the Company’s capital account balance in ST LLC was $0. It is anticipated that the cash requirements for ST, LLC will decrease in the future as ST, LLC’s sales increase.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in AVM, Ltd., for the nine-months ended September 30, 2007, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication that it intends to redeem the Company’s interest in AVM, there can be no assurance that AVM will not do so in the future.
The Company allowed its $2,000,000 line of credit available from the bank to expire on May 15, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
OUTLOOK
Based on AVM’s operation over the past 5 years, management expects continued annualized return in 2007 on its interest in AVM; however, there is no guarantee that the annualized return in the third quarter of 2007 will be maintained throughout fiscal 2007.
Consulier continues to develop new retail and distribution outlets locally, nationally and internationally. However, sales of the Company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have decreased for the nine months ended September 30, 2007 by 20% over the comparable 2006 period.
In the third quarter, Patient Care Technology Systems (PCTS) implemented its ED information system at an acute care hospital and a concierge emergency medicine facility. The latter implementation integrated ultrasound locating technology from Sonitor Technologies Inc., with which PCTS announced a strategic partnership in the second quarter of calendar 2007. This implementation is PCTS’ first installation integrating its automatic patient tracking software within its emergency department charting software and represents one of the first such information system configurations in the United States. Additional implementations are scheduled to go live in the fourth quarter for PCTS’ tracking and charting systems.
The Company’s income from its interest in BioSafe Systems, LLC was $146,075 for the three months ended September 30, 2007, which is a 13% increase. For the nine months ended September 30, 2007, the income from BioSafe Systems, LLC, was $418,910, which is a 172% increase from the nine months ended September 30, 2006. The agricultural market segment continues to be very strong, with a sales increase of 17% over the comparable nine-month period in 2006. The Company believes that it has positioned itself for continued growth in that market segment. The aquatics, home and garden market segments continue to show steady, strong growth and the Company expects their growth in these markets to continue. New products have been very well received by the customers in this market segment. After a slow start in 2007, the turf and ornamental segment has improved and it is expected to finish with sales in excess of the prior year. The Company continues to emphasize extremely tight controls over material and supply costs, which, with our increase in sales, has resulted in a significant gain in year to date net income over the comparable nine months in 2006.

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
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share. Since April, 2007 through September 30, 2007, the Company repurchased 24,810 shares of its common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION (CONTINUED)

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

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 14, 2007	By:	/s/ Alan R. Simon, Esq.
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 14, 2007	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)