Form 10KSB
period 2007-12-31
CONSULIER ENGINEERING INC
filed 2008-04-15
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-17756
CONSULIER ENGINEERING, INC.

(Name of small business issuer in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, Florida	33404

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (561) 842-2492
Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value
Redeemable Warrants
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the
Exchange Act ☐
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
State Registrant’s revenues for its most recent Fiscal year: $2,177,865.
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of April 2, 2008 is $5,508,995.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of April 2, 2008, there were 5,339,860 outstanding shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (Check One): ☐ Yes   ☒ No

CONSULIER ENGINEERING, INC.
REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
In June 1985, Consulier Engineering, Inc. (“Consulier” or the “Company”) was incorporated in Florida. Consulier is engaged through its subsidiaries in the distribution of Captain Cra-Z Soap™ and in developing data-based integrated emergency room information systems. Consulier also holds minority interests in a securities broker-dealer and a company that develops environmental pesticide alternatives. Consulier’s corporate office is located in Riviera Beach, Florida, and its telephone number is (561) 842-2492.
DESCRIPTION OF BUSINESS SEGMENTS
Environmental Products
Consulier owns a 40% equity interest in BioSafe Systems, LLC. (“BioSafe”), a Connecticut limited liability company. BioSafe develops and markets environmentally safe products, and alternatives to traditionally toxic pesticides and is engaged in introducing an algaecide/fungicide product into the commercial greenhouse/nursery market.. Consulier holds one of the three positions on BioSafe’s Board of Managers. BioSafe had revenues of $7,932,600 and $6,924,590 for 2007 and 2006, respectively.
Data-Based Integrated Emergency Room Information Systems
In August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC (“ST, LLC”), a Nevada limited liability company. During the year ended December 31, 2007, the Company made additional contributions to ST, LLC of $1,580,000. As of December 31, 2007, the Company had a 51% interest in ST, LLC, therefore requiring consolidation.
ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). At December 31, 2007, ST, LLC’s primary asset was its 75% ownership interest in PCTS. ST, LLC’s operating agreement provides that the Company is allocated losses to the extent that the Company has made capital contributions during any year or since inception. Consequently, the loss allocated to the Company may be less than its percentage membership interest. Warren Mosler has a 23.6% membership interest in ST, LLC, so that his and the Company’s ownership interest aggregates 74.6%. The Company can require Mosler to purchase its interest in ST, LLC for cash equal to the Company’s total capital account in ST, LLC at any time with 60 days written notice. Management periodically evaluates ST, LLC’s (which are essentially PCTS’) projections and related assumptions regarding its operations and compares actual results to these projections. Should actual results be significantly less than the projections, a write down might be considered necessary.
PCTS markets the Amelior™ patient care systems, which are data-based integrated emergency room information systems and automatic tracking technology for emergency departments and operating rooms. In addition, PCTS markets paper templates that can be used by hospital emergency departments that are not ready to convert to a data-based computerized integrated information system. During 2007, PCTS focused on acquiring new products and marketing and selling its Amelior™ systems, greatly expanded and upgraded its sales force, and by year end had fully operational installations in 61 facilities which can serve approximately 1,700,000 patients annually. In February 2008, 3M Company and PCTS entered into a Teaming Agreement under which 3M will market and sell Amelior Patient care Systems to 3M customers on a global basis.

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
As of December 31, 2007 and 2006, Consulier’s limited partnership interest represented approximately 7.5% of AVM’s total partnership capital. AVM’s allocation of the partnership’s income to its partners varies based on amounts of appreciation of the partnership’s assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.3% of AVM’s earnings in 2007 and approximately 5.3% in 2006, amounting to $2,621,375 and $1,884,777 for 2007 and 2006, respectively.
CORPORATE SEGMENT
Consulier’s corporate segment includes management and finance activities as well as consulting, engineering, new product development and business management. The Company’s only wholly-owned subsidiary, Consulier International, Inc., markets and distributes Captain Cra-Z Soap™, a hand and all-purpose cleaner.

ITEM 2.	DESCRIPTION OF PROPERTY
Consulier’s headquarters are located in Riviera Beach, Florida, and occupy approximately 500 square feet in an office building owned by Mosler.
Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, a former subsidiary, for a five (5) year term which commenced on July 1, 2002, with an initial base rent of $10,000 per month. The lease contains provisions for annual CPI rental increases and two options to renew for additional terms of five years each. The first option was exercised on July 1, 2007, with a new base rent of $12,404.

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
On August 2, 2006, PCTS was made a defendant to a lawsuit filed by Hill-Ron Services, Inc. et al. vs. Versus Technology, et al., United States District Court, Middle District of North Carolina, Civil Action No. 1:03CV01227, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning the vendor’s disputed patent ownership and unauthorized use of such patents. Effective January 21, 2008, all claims against PCTS were settled and the case was dismissed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an annual meeting of its shareholders on October 22, 2007. At the meeting Warren B. Mosler, Alan R. Simon, Skender Fani, James Combias, and Jean-Pierre Arnaud were elected directors and the appointment of Goldstein Lewin & Co. as the Company’s auditors for the year ended December 31, 2007, was ratified. Each director received 5,074,696 votes in favor of his election, 1,980 votes against the director elections and there were 223,763 abstentions.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE AND DIVIDENDS
The following table sets forth, for the periods indicated, the high and low bid prices for Consulier’s common stock as reported by NASDAQ.

Year Ended December 31, 2006	High	Low
First quarter	$5.99	$4.05
Second quarter	4.86	3.05
Third quarter	4.00	3.28
Fourth quarter	15.09	3.17

Year Ended December 31, 2007	High	Low
First quarter	$6.85	$4.11
Second quarter	5.02	3.72
Third quarter	4.98	3.25
Fourth quarter	5.00	3.73
Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes shall not necessarily represent actual transactions or the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.
As of December 31, 2007, and March 27, 2008, there were 5,485,122 shares of the Company’s common stock issued and 5,339,860 shares outstanding. Of those shares, 4,176,926 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering On November 15, 2007, the SEC adopted changes to Rule 144 which took effect on February 15, 2008. Rule 144, as amended, provides that a person who is not affiliated with the Company and who holds restricted securities for six months may sell such shares without restriction. A person who is affiliated with the Company and who has held restricted securities for six months will be able to sell such shares in brokerage transactions, subject to limitations based on the number of shares and trading volume. Such shares could have a depressive effect on the price of our common stock in the open market.
As of March 27, 2008, there were approximately 92 record shareholders of Consulier’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and are therefore held by many beneficial owners.
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
The Tandem Plan provides that an aggregate of 200,000 options to purchase shares of Consulier’s common stock may be granted to officers, directors and other key employees of Consulier and MACC. The Incentive Plan provides that an aggregate of 100,000 options to purchase shares of Consulier’s common stock may be granted to officers and other key employees of Consulier. The options under both plans are exercisable after two years of continuous employment or service and have a maximum life of ten years from the date of grant. These options were exercised during the fourth quarter of 2006 pursuant to a net-share exercise (cashless).
Options to purchase 61,232 shares of Consulier’s common stock by employees were exercised in fiscal 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2007, $6,651 remains outstanding and is recorded as notes receivable for common stock, included as a reduction of stockholders’ equity.
RECENT SALES OF UNREGISTERED SECURITIES
In December 2007, the Company issued 5,999 shares of Common Stock to twenty-nine (29) employees of Mosler Auto Care Center, an affiliate of the Company, at a price of $3.75 per share pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
PURCHASES OF EQUITY SECURITIES
During 2007 the Company purchased 46,325 shares of Common Stock for $176,157, or approximately $3.80 per share.
NASDAQ CAPITAL MARKET LISTING
Consulier’s common stock (Symbol: CSLR) is listed on the NASDAQ Capital Market and has been traded on NASDAQ since Consulier’s initial public offering in May 1989.

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
PARTNERSHIP AND LIMITED LIABILITY COMPANY INTERESTS
The Company’s partnership and limited liability company interests are accounted for using the equity method. Income or loss is allocated to Consulier based on each entity’s partnership or operating agreement.

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
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
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
RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS. During the twelve months ended December 31, 2007, revenues increased from $1,607,473 to $2,177,865 over the prior twelve months, as a result of an increase in revenue from PCTS. Total operating costs and expenses decreased by $920,830, primarily as a result of the reduced expenses of PCTS.
Installations of the PCTS core product line of electronic tracking and documentation solutions now total 24. Including its non-core solutions, PCTS supports a total customer base of 61, representing over 1.7 million annual patient encounters.
The Company had net other income, consisting primarily of investment income and net undistributed income of equity investees less interest expense totaling $2,823,655 in 2007, compared to net other income of $1,587,668 during 2006. The primary reason for the increase in net other income was the increase in the Company’s income from AVM.
AVM income from Consulier’s interest in AVM was $2,621,375 in 2007, a 39% increase from 2006 income of $1,884,777. These represent an annualized return of 141% and 102%, respectively, on Consulier’s average investment during each of the years ended December 31, 2007 and 2006.

BIOSAFE. The Company had net undistributed income from BioSafe of $369,250 in 2007, an increase from the net undistributed income of $170,499 from its BioSafe investment in 2006. This amount represents the Company’s 40% interest in BioSafe’s net income of approximately $923,124 in 2007, compared to approximately $420,000 in 2006. The Company received distributions from BioSafe of $134,000 during 2007 compared to $43,161 in 2006.
BioSafe’s sales volume increased by 14.6% over the previous year. Gross profit percentage increased during the same period by 11.8%. New products have continued to be well received in the aquatic and home and garden market segments, which closed the year at a 34% increase from 2006 sales.
OUTLOOK FOR 2008
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2008, similar to prior years, on its interest in AVM; however, there is no guarantee that the expected annualized return will continue in fiscal 2008 or any other period.
Consulier International, Inc. has been researching additional products to add to its portfolio and plans to continue its research and new product development during 2008 and to continue to develop new marketing materials and new retail and distribution outlets locally, nationally and internationally for its Captain Cra-Z Hand and All Purpose Cleaner throughout 2008. Consulier’s internet web site has become a source of on-line internet retail sales and continues to be a good lead generator, with applications for distribution being received through the site from countries all over the world.
In the fourth quarter, PCTS completed a full scale implementation of its emergency department tracking software and a pilot installation of its asset tracking system in a pediatric intensive care unit. Both implementations integrated ultrasound locating from business partner Sonitor Technologies. PCTS is actively managing a pipeline of implementations for its tracking and charting software for an increasing range of hospital departments. These are scheduled throughout the first-half of 2008. In the fourth quarter of fiscal 2007, PCTS announced the general availability of the second generation of its automatic tracking software for perioperative departments and hospital-wide entity tracking. In November 2007, PCTS was recognized as a finalist in the North Carolina Technology Association annual business excellence awards. In December 2007, PCTS previewed upcoming clinical and workflow intelligence features of its next generation charting software at a national emergency department information system conference. PCTS also signed its first contract for radiology department tracking with an existing customer in December 2007.
PCTS currently supports 24 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 61 installations, representing over 1.7 million annual patient encounters.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2007, Consulier had cash of $333,024, compared to $241,428 at December 31, 2006, an increase of $91,596. Net cash used in operations was $6,182,763 in 2007, compared to net cash used in operations of $7,898,204 in 2006. The decrease in cash used in operations was a direct result of an increase in the number of hospitals utilizing the Company’s software, coupled with management’s focus on reducing operating cash flow.
Net cash provided by investing activities was $1,756,772 in 2007, compared to net cash provided by investing activities of $1,523,217 in 2006.

The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends, in the short term, almost entirely on the performance of its interest in AVM, which Consulier cannot predict with assurance. However, Consulier does not expect that its cash flow from AVM will decline to the point where Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $5 million to $7 million during the next 5 years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC, will be available from the Company’s interests in AVM, LP and BioSafe, LLC.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.
IMPACT OF INFLATION AND CHANGING PRICES
Management does not consider the impact of inflation on Consulier’s operations to be material. The operating segments of its businesses had inventories of $40,987 as of December 31, 2007. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation.

ITEM 7.	FINANCIAL STATEMENTS
See the table of contents to Financial Statements on page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A.	CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under “Management’s Annual Report on Internal Control Over Financial Reporting”, material weaknesses were identified in our internal control over financial reporting as of December 31, 2007, relating to our control environment, accounting system controls, and segregation of duties. Based on the evaluation described above, our Chief Executive Officer has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.
Management’s Annual Report on Internal Control over Financial Reporting
Effective December 31, 2007, Consulier Engineering, Inc. is a “non-accelerated filer” as it was not considered an “accelerated filer” or “large accelerated filer” as such terms are defined by Rule 12b-2 of the Exchange Act.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management identified the following three material weaknesses in internal control over financial reporting as of December 31, 2007:
1.	Deficiencies in the Company’s Control Environment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of deficiencies in internal control which affect the Company’s control environment, including: (a) the lack of a formalized review process by management of operations, (b) the lack of a financial expertise at the Company’s operating subsidiary, and (c) the absence of a whistleblower hotline. The Company has no current plans to enter into a contract with an independent whistleblower hotline service provider, however, management intends on developing a plan to address these issues by implementing formalized review processes and obtain evidence of our reviews.

2.	Deficiencies in the Company’s subsidiary, Patient Care Technology Systems, LLC (“PCTS”), Accounting System Controls. The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. These deficiencies include: (a) inadequate review of journal entries and disbursements, (b) the lack of independent review of balance sheet account reconciliations and supporting calculations, (c) inadequate review of subsidiary operations as well as consolidated company financial statements, income tax calculations, and disclosure checklist, (d) revenue recognition and sales cut-off, and (e) inadequate communication between management and the accounting department.

3.	Deficiencies in Segregation of Duties at PCTS. This material weakness exists because of the aggregate effect of multiple deficiencies concerning segregation of duties which may cause a material financial statement misstatement to be caused, or at least not be detected in a timely manner. At PCTS, the following duties are not segregated adequately: (a) generating and posting of journal entries, (b) generation, approval and processing of payroll, (c) completion of accounts payable reconciliations and the processing and approval of payments, and (d) processing and approval of sales transactions and customer receipts.
Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2007, was not effective. This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company’s Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management determines to be appropriate.
Remediation Initiatives
During fiscal 2008, we plan to implement a number of remediation measures to address the material weaknesses described above. These organizational and process changes will improve our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions. The Company’s remediation plans include:
1.	We plan to implement procedures for the adequate and independent review and approval of disbursements, journal entries, financial statements, income tax calculations, and financial statement disclosures.

2.	We plan to implement proper segregation of duties at PCTS regarding: a) generating and posting of journal entries, b) generation, approval and processing of disbursements and payroll activities, c) completion of balance sheet account reconciliations, and d) creation and approval of purchase and sales orders.
Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.
Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as departmental meetings and training.

ITEM 8B.	OTHER INFORMATION
None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
DIRECTORS

Director			Positions and Offices Held and Principal Occupation or Other
Name	Age	Since	Employment during the Past Five Years
Warren B. Mosler	58	1985	Chairman of the Board, 1985 to present. President and Chief Executive Officer, June 1985 to May 1994, and from February 1999 to the present. Principal in AVM, L.P., and a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.	57	1985	General Counsel, Treasurer and Secretary since November 2001. 1982 to present, private practice of law in Palm Beach Gardens, Florida. President of Consulier International, Inc., since 2005.

James Combias	44	2007	James Combias, age 44, is the co-manager of the Jupiter Capital Advisors, LP. Prior to this he was a Managing Director and head trader for HSBC Bank’s Government Bond trading desk in New York City, Managing Director and Head Trader for Merrill Lynch’s Government Bond trading desk and senior trader on the Government Bond trading desks at D.L.J., Morgan Stanley, and Lehman Brothers. Mr. Combias was born and raised in Summit, N.J., and graduated Hobart College in 1985 with a degree in Economics.

Jean-Pierre Arnaud	60	2005	Mr. Arnaud worked for Eastman Kodak Company in the USA and UK in various areas involving health imaging, including manufacturing, sales, marketing, and management. In 1991 Mr. Arnaud performed financial auditing services for Fotcor (Brazil). During 1991, he received his M.A. in International and Public Affairs, International Business and Finance from Columbia University.

Dr. Skender Fani	68	1999	Dr. Fani is the Chairman of the Board of Otis Elevators, Austria. Dr. Fani is a corporate lawyer in Austria, also specializing in sports and entertainment law. For the past 20 years he has represented top sports and entertainment personalities throughout Europe.
Each director of the Company serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualifies. Each officer serves until the first meeting of the Board of Directors following the next annual meeting of the shareholders and until his successor is duly elected and qualifies.

EXECUTIVE OFFICERS
The principal occupation of each executive officer of Consulier is set forth below. All of the executive officers are elected annually, or until their successors have been duly elected.
Warren B. Mosler, 58, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief Executive Officer. Since 1983, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.
Alan R. Simon, 57, is a director, and has served as the Company’s General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and relocated his practice to Palm Beach Gardens, Florida in 2001. He is President of Consulier International, Inc.
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
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December, 2007, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

ITEM 10.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the aggregate compensation paid to Consulier’s Chief Executive Officer for the last three years:
SUMMARY COMPENSATION TABLE

	Fiscal		All Other
Name and Principal Position	Year	Salary	Compensation
Warren B. Mosler,	2007	$75,000	$—
Chairman of the Board,	2006	$75,000	$—
President and CEO	2005	$75,000	$—
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
OPTION/SAR GRANTS IN LAST FISCAL YEAR NEED TO CONFIRM
There were no stock options/SARs granted to executive officers during 2007.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
No stock options/SARs were exercised during 2007. No stock options/SARs were outstanding at December 31, 2007.
LONG-TERM INCENTIVE AND PENSION PLANS
On January 1, 1998 employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the “Plan”). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees’ savings contributions or provide more money, through discretionary contributions. During 2007 and 2006 there were no matching or discretionary contributions made by the Company to employees’ accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.
The employees of Patient Care Technology Systems (which is 75% owned by Consulier’s ST, LLC. subsidiary) are members of a 401(k) retirement plan. This plan allows employees to save up to 100% of compensation to a maximum of $15,000 as prescribed by the Internal Revenue Service code. The Company does not contribute to the plan or match any employee contribution.
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
As of April 2, 2008, the Company had issued and outstanding 5,339,860 shares of common stock.

		Amount and
		Nature of	Percent of Class
	Name and Address	Beneficial	at
Title of Class	of Beneficial Owner	Ownership	December 31, 2007
Common Stock	Warren B. Mosler (1)(2) 5000 Estate Southgate Christainsted, USVI 00820	3,841,664	70.04%

Common Stock	Alan R. Simon (1)(2) 8295 North Military Trail, Suite C Palm Beach Gardens, FL 33410	190,000	3.46%

Common Stock	Totals	4,031,664	73.50%

(1)	Director

(2)	Executive Officer

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
INDEPENDENT DIRECTORS
The Board of Directors has determined that Messrs. Combias, Arnaud, and Fani are independent directors within the meaning of NASD Rule 4200(15).
AUDIT COMMITTEE
The Audit Committee of the Company is currently composed of three directors (Alan R. Simon, Jean-Pierre Arnaud and Skender Fani) and operates under a written charter adopted by the Board of Directors. The Company’s audit committee is responsible for: (1) selecting and overseeing our independent accountants; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and (5) funding the outside auditor and the fees of any advisers employed by the committee. There are no other committees of the Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT
The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of SEC Regulation SB, Item 407(d)(5)(i), serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has attained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”
MEETINGS OF THE BOARD OF DIRECTORS
The Board of Directors met as needed during the year ended December 31, 2007.

ITEM 13.	EXHIBITS
The following exhibits designated with a footnote reference are incorporated hereby by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Form of Common Stock Certificate (1)
10.1	Tandem Stock Option Plan (1)
10.2	Incentive Stock Option Plan (1)
10.3	Exchange Agreement between the Company and Warren B. Mosler Dated July 17, 2006 (2)
10.4	Exchange Agreement between the Company and Warren B. Mosler Dated September 29, 2006 (2)
14.0	Code of Ethics (1)
21.0	Subsidiaries of the Registrant (1)
31.1	Section 302 Certificate of Chief Executive Officer (3)
31.2	Section 302 Certificate of Chief Financial Officer (3)
32.1	Section 906 Certificate of Chief Executive Officer (3)
32.2	Section 906 Certificate of Chief Financial Officer (3)

(1)	Previously filed.

(2)	Previously filed with Form 8-K on October 3, 2006.

(3)	Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
AUDIT FEES
The aggregate audit fees billed to Consulier by Goldstein Lewin & Co. for professional services rendered for the audited annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2006, and for the review of quarterly financial statements included in our quarterly report on Form 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007, was $187,714.
AUDIT-RELATED FEES
None.
TAX FEES
None.
ALL OTHER FEES
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

CONSULIER ENGINEERING, INC.
Dated: April 15, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Warren B. Mosler Warren B. Mosler	Chairman of the Board of Directors, President and Chief Executive Officer	April 15, 2008
/s/ Alan R. Simon Alan R. Simon	Secretary, Treasurer	April 15, 2008
/s/ James Combias James Combias	Director	April 15, 2008
/s/ Skender Fani Skender Fani	Director	April 15, 2008
/s/ Jean-Pierre Arnaud Jean-Pierre Arnaud	Director	April 15, 2008

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
FORM 10-KSB ITEM 7 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida
We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2007 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.
/s/ Goldstein Lewin & Co.
Certified Public Accountant
April 15, 2008
Boca Raton, Florida

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$333,024
Receivables, Net of Allowance for Doubtful Accounts of $0	927,574
Inventories	40,987
Deferred Implementation Costs	2,024,785
Other Current Assets	89,663
Deferred Income Taxes	291,208

Total Current Assets	3,707,241

PROPERTY AND EQUIPMENT, Net	1,473,287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	215,204
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	3,091,930
DEFERRED INCOME TAXES	541,988
INTANGIBLE ASSET	847,339
OTHER ASSETS	30,693

$9,907,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,340,484
Unearned Revenue	822,659
Related Party Payable	773,646
Income Tax Payable	79,932

Total Current Liabilities	3,016,721

NOTES PAYABLE — RELATED PARTY	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	232,000

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851
Additional Paid-in Capital	4,117,221
Accumulated Deficit	(461,135)

3,710,937

Less:
Treasury Stock, Cost — 145,262 Shares	(427,891)
Notes Receivable for Common Stock	(29,147)

Total Stockholders’ Equity	3,253,899

$9,907,682

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenue:
Software Licensing Fees	$2,152,579	$1,580,062
Other Revenue	25,286	27,411

Total Revenue	2,177,865	1,607,473

Operating Costs and Expenses:
Cost of Revenue	1,351,630	664,968
Payroll and Related Expense	4,325,138	4,669,821
Selling, General and Administrative	2,430,100	2,816,872
Professional Services	1,171,135	1,802,770
Depreciation and Amortization	1,066,291	1,310,693

Total Operating Costs and Expenses	10,344,294	11,265,124

Operating Loss	(8,166,429)	(9,657,651)

Other Income (Expense):
Investment Income — Related Parties	2,621,375	1,884,777
Interest Expense	(350,161)	(605,955)
Net Undistibuted Income of Equity Investees	369,250	170,499
Other Income	183,191	122,843
Gain on Disposal of Equipment	—	15,504

Total Other Income (Expense)	2,823,655	1,587,668

(Loss) from Operations Before Minority Interest and Income Taxes	(5,342,774)	(8,069,983)

Minority Interest in Consolidated Subsidiary Losses	5,590,393	7,231,450

Income (Loss) from Operations Before Income Taxes	247,619	(838,533)

Provision for Income Taxes	(481,455)	(705,888)

Net (Loss)	$(233,836)	$(1,544,421)

(Loss) Per Share — Basic and Diluted	$(0.04)	$(0.29)

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2007 AND 2006

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2005	5,243,105	$52,431	275,007	$(582,686)	$3,216,008	$1,317,122	$(6,651)	$3,996,224

Common Stock Issued for Cash	2,090	21	—	—	13,794	—	—	13,815

Sale of Treasury Stock	—	—	(3,867)	6,690	11,485	—	—	18,175

Issuance of Treasury Stock Upon Conversion of Note Payable—Related Party	—	—	(166,204)	311,484	288,516	—	—	600,000

Stock Based Compensation	—	—	—	—	580,099	—	—	580,099

Common Stock Issued in December 2006, at Par, Pursuant to Net-Share (Cashless) Exercise of Common Stock Warrants	239,927	2,399	—	—	(2,399)	—	—	—

Net (Loss)						(1,544,421)		(1,544,421)

Balance, December 31, 2006	5,485,122	54,851	104,936	(264,512)	4,107,503	(227,299)	(6,651)	3,663,892

Purchase of Treasury Stock	—	—	46,325	(176,157)	—	—	—	(176,157)

Sale of Treasury Stock	—	—	(5,999)	12,778	9,718	—	(22,496)	—

Net (Loss)	—	—	—	—	—	(233,836)	—	(233,836)

Balance, December 31, 2007	5,485,122	$54,851	145,262	$(427,891)	$4,117,221	$(461,135)	$(29,147)	$3,253,899

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Operating Activities:
Net (Loss)	(233,836)	(1,544,421)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operations:
Depreciation & Amortization of Intangibles	1,066,291	1,310,693
(Gain) Loss on Sale of Equipment	—	(15,504)
Minority Interest in consolidated Subsidiary Losses	(5,590,393)	(7,231,450)
Stock Based Compensation	—	580,099
Write-off of Notes Receivable — Related Parties	200,000	—
Undistributed Income of Equity Investee	(369,250)	(170,499)
Investment Income	(2,621,375)	(1,884,777)
Accrued Interest on Notes Payable — Related Party	340,548	—
Deferred Income Taxes	360,854	671,307
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Receivables	27,427	(10,649)
Decrease (Increase) in Income Tax Receivable	651,068	—
Decrease (Increase) in Inventories	16,854	6,740
Decrease (Increase) in Deferred Implementation Costs	(275,685)	(469,551)
Decrease (Increase) in Other Current Assets	104,671	28,207
Decrease (Increase) in Other Assets	(30,693)	—
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(177,728)	568,628
Increase (Decrease) in Deferred Revenue	268,552	273,608
Increase (Decrease) in Income Taxes Payable	79,932	(10,635)

Net Cash (Used in) Operations	(6,182,763)	(7,898,204)

Investing Activities:
Distributions from Partnership Interest	2,224,191	1,927,938
Proceeds from Sale of Asset	—	72,894
Purchase Price Adjustment to Intangible Asset	(232,000)	—
Acquisition of Property and Equipment	(81,525)	(185,015)
Acquisition of Software Upgrades	(153,894)	(292,600)

Net Cash Provided by Investing Activities	1,756,772	1,523,217

Financing Activities:
Proceeds from Issuance of Common Stock	—	13,815
Proceeds from the Sale of Treasury Stock	—	18,175
Proceeds from Minority Shareholder in ST, LLC	5,590,393	5,064,000
Repayments of Notes Payable — Related Party	(96,649)	(1,305,592)
Proceeds from Notes Payable — Related Party	—	3,334,066
Increase in Related Party Payables	—	405,509
Purchase of Treasury Stock	(176,157)	—
Repayments to Line of Credit, Net of Proceeds	(800,000)	(1,200,000)

Net Cash Provided by Financing Activities	4,517,587	6,329,973

Increase (Decrease) in Cash and Cash Equivalents	91,596	(45,014)

Cash and Cash Equivalents — Beginning of Period	241,428	286,442

Cash and Cash Equivalents — End of Period	$333,024	$241,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$18,589	$94,501

Cash Paid for Taxes	$40,669	$34,581

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock Issuance at Par, Pursuant to Net-Share (Cashless)	$—	$2,399

Conversion of Note Payable — Related Party to Class A Stock of ST, LLC	$—	$2,167,450

Issuance of Treasury Stock upon Conversion of Note Payable-Related Party	$—	$600,000

Write-off of Notes Receivable — Related Parties	$200,000	$—

Assignment of Membership Interest to Minority Shareholder	$232,000	$—

Distributions due from Equity Investments	$385,508	$—

Issuance of Treasury Stock for Subscription Receivable	$22,496	$—

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
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .
Consulier’s income is derived from ownership of interests (Note 7) in BioSafe Systems, LLC (“BioSafe”) a Connecticut limited liability company, and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker/dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”) which develops and licenses data based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Their software technologies track the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas. Mosler’s ownership in ST, LLC was approximately 24% and Consulier’s ownership was approximately 51% as of December 31, 2007.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION
The accompanying consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc. and majority-owned subsidiary ST, LLC (collectively known as the “Company”).
The accompanying consolidated financial statements include the accounts of Consulier and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50% (Note 7).

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
CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no restricted cash and cash equivalents as of December 31, 2007.
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
Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers’ financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2007, is adequate. However, actual write-offs might exceed the recorded allowance.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. PCTS’s accounts receivable are concentrated in the healthcare industry. Although PCTS’s customers typically have been well-established hospitals or medical facilities, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities, and extended payment of receivables from these entities is not uncommon.
To date, PCTS has relied on a limited number of customers for a substantial portion of its total revenues. PCTS expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results. Approximately 27% of PCTS’ total revenue was derived from two customers during the year ended December 31, 2007 (Note 3).
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
INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. Consulier International evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demands; inventory on hand, sales levels and other information. Based on that analysis, the Company’s management estimates the amount of provisions made for obsolete or slow moving inventory. As of December 31, 2007, no allowance for obsolete or slow moving inventory was deemed necessary by the Company.
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
CAPITALIZED SOFTWARE DEVELOPMENT COSTS
PCTS’ software development costs are accounted for in accordance with SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed. Costs associated with the planning and designing phase of software development, including coding and testing activities necessary to establish technological feasibility are classified as product research and development and are expensed as incurred. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing, and product quality assurance, are capitalized and subsequently reported at the lower of unamortized cost or net realizable value.
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $183,788 and $357,509 for the years ended December 31, 2007, and 2006, respectively. Accumulated amortization totaled $1,161,217 at December 31, 2007.
During 2007 and 2006, the Company required third party expertise for the development of a new data based integrated emergency room information system to enhance the functionality, reliability and flexibility of PCTS’ existing products. For the years ended December 31, 2007 and 2006, research and development costs totaled $817,260 and $1,511,125, respectively. These expenses are included with professional services in the accompanying consolidated statement of operations
INTANGIBLE ASSETS
Intangible assets consist of customer lists acquired in connection with the acquisition by PCTS of certain assets from Healthcare Information Technology, Inc. in 2004 and nuMedica in 2005, which are being amortized over three to five years using the straight-line method, and non-compete agreements, which are being amortized over one year using the straight-line method. PCTS periodically reviews its intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.
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
PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS
The Company’s interest in AVM and Biosafe constitute less than 50% of the ownership of each entity and are accordingly accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation
No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC, thereby requiring consolidation. The Company owns less than 8% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements of AVM, BioSafe and ST, LLC. The Company reviews its interest in each of these companies for other than temporary declines in value on a monthly basis by analyzing actual revenue, earnings capacity and estimated future undiscounted cash flows.
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
Effective April 1, 2006, ST, LLC’s operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of December 31, 2007, the Class A member had invested $12,822,571, which included the conversion of notes payable and accrued interest to a related party totaling $2,167,450 during the year ended December 31, 2006 (Note 10). Unpaid cumulative priority returns on the Class A membership interest totaled approximately $1,492,000 at December 31, 2007.

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
The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this method, compensation cost recognized includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123(R).
All previously granted stock options had fully vested at December 31, 2005, and during the year ended December 31, 2006, the Company did not grant any new stock options; however, the Company modified the previously existing stock options outstanding at December 31, 2005. Accordingly, the Company’s results of operations for the year ended December 31, 2006, include compensation expense related to the modification of previously existing stock options under the provisions of SFAS 123R (Note 9).
During the year ended December 31, 2007, there were no stock options granted.
REVENUE RECOGNITION
PCTS derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which includes new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues.
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
REVENUE RECOGNITION (CONTINUED)
For software license arrangements that do not require significant modification or customization of the underlying software, PCTS recognizes new software license revenue when: (1) PCTS enters into a legally binding arrangement with a customer for the license of software; (2) PCTS delivers the products; (3) customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenues are recognized in this manner. The vast majority of software license arrangements include software license updates and product support, which are recognized ratably over the term of the arrangement, typically one year. Software license updates provide customers with rights to unspecified software product upgrades, maintenance releases and patches released during the term of the support period. Product support includes internet access to technical content, as well as internet and telephone access to technical support personnel. Software license updates and product support are generally priced as a percentage of the net new software license fees.
Many of PCTS’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
PCTS revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.
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
REVENUE RECOGNITION (CONTINUED)
For arrangements with multiple elements, PCTS allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, is additionally measured by the renewal rate offered to the customer.
PCTS defers revenue for any undelivered elements, and recognizes revenue when the product is delivered or over the period in which the service is performed, in accordance with the revenue recognition policy for such element. If PCTS cannot objectively determine the fair value of any undelivered element included in bundle software and service arrangements, PCTS defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the residual method is used to record revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.
Sales of the Company’s soap products are recorded upon shipment of goods to customers.
Shipping and handling costs billed to customers are included in sales and recorded when goods are shipped to customers. Shipping costs of the Company are classified as a selling expense.
ADVERTISING AND MARKETING COSTS
Advertising costs are expensed as incurred and amounted to $246,892 and $396,577 for the years ended December 31, 2007 and 2006, respectively.
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
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (FIN no. 49). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable associated interest and penalties are also recorded. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share — basic is computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share — diluted is based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents, if any, are not included in the calculation of diluted earnings (loss) per common share diluted for the year ended December 31, 2007 and 2006, as their effect would be anti-dilutive.
COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) represents the change in net assets of the Company during the period from transactions and other events and circumstances from non-owner sources. The Company did not have any sources of other comprehensive income (loss) as of December 31, 2007 and 2006.

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
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASV decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (SFAS No. 141 (R)”), replacing SFAS No. 141, “Business Combinations” (SFAS No. 141”), SFAS No.141 (R) retains the fundamental requirements of SFAS No. 141, broadens its scope by applying the acquisition method to all transactions and other events in which on entity obtains control over one or more other businesses, and requires, among other things, that assets acquired and liabilities assumed be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred, and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS No. 141 (R) is to be applied prospectively in financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of SFAS No. 141 (R) will have a material effect on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

NOTE 2:	DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of December 31, 2007, totaled $2,024,785 and represented equipment purchased for customers, payroll and payroll related expenses for customer contract which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:	CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with large financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $215,000 as of December 31, 2007.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 27% of the Company’s total revenues were derived from two customers for the year ended December 31, 2007. Customer A and B represented approximately 14% and 13%, respectively of total revenues. Approximately 18% of the Company’s total revenues were derived from one customer for the year ended December 31, 2006. Balances due from these customers represent approximately 20% of trade receivables at December 31, 2007.

NOTE 4:	RECEIVABLES
Receivables consist of the following as of December 31, 2007:

Trade receivables	$542,067
Due from AVM	251,507
Due from BioSafe	134,000

$927,574

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:	PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2007:

	Range of
	Useful
	Lives (Years)
Building and Improvements	40	$830,463
Land	N/A	412,000
Computer Hardware and Software	3-5	1,253,923
Machinery and Equipment	5-7	639,305
Furniture and Fixtures	5-7	192,628

		3,328,319
Less: Accumulated Depreciation		(1,855,032)

		$1,473,287

Depreciation expense totaled $496,308 and $391,427 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6:	INTANGIBLE ASSETS
Intangible assets at December 31, 2007 consist of:

	Range of
	Useful
	Lives (Years)
Customer List	3-5	$1,860,723
Non-Compete Agreements	1	200,000

		2,060,723
Less: Accumulated Amortization		(1,213,384)

		$847,339

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	INTANGIBLE ASSETS (CONTINUED)
Estimated future amortization is as follows:

Year Ending December 31,
2008	$363,831
2009	325,621
2010	157,887

$847,339

Amortization expense totaled $386,195 and $414,021 for the years ended December 31, 2007 and 2006, respectively.

NOTE 7:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS
The limited partnership and limited liability company interests consist of Consulier’s interests in AVM, and BioSafe, respectively.
AVM, L.P
Consulier owned approximately 7.5% of AVM capital as of December 31, 2007 and 2006. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.3% of AVM’s earnings during 2007 and 2006. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
AVM, L.P (CONTINUED)
Following is a summary of the financial information of AVM as of and for the years ended December 31:

	2007	2006
	(in thousands)	(in thousands)
Cash	$11,922	$16,899
Due from brokers	45,569	2,849
Securities owned	55,034	60,530
Investment in affiliate and other assets	9,930	4,971

Total assets	$122,455	$85,249

Due to brokers	$43,272	$931
Customer payables & subordinated borrowings	44,931	56,000
Other liabilities	2,067	1,399
Anticipated partners’ withdrawals	4,328	2,386

Total liabilities	94,598	60,716

Partners’ capital	27,857	24,533

Total liabilities and partners’ capital	$122,455	$85,249

Revenue	$97,721	$72,514

Net income	$49,575	$35,395

Consulier’s share of AVM’s earnings	$2,621	$1,885

The carrying value of Consulier’s investment in AVM was $1,997,810 at December 31, 2007.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
BIOSAFE’S SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. At December 31, 2007 and 2006, BioSafe’s summarized financial information was as follows:

	(Unaudited)
	2007	2006
Total Assets	$3,284,033	$2,481,812

Total Liabilities	$500,696	$334,635

Revenue	$7,932,600	$6,924,590
Costs and Expenses	7,009,476	6,504,967

Net Income	$923,124	$419,623

Consulier’s Share of Earnings	$369,250	$170,499

The carrying value of Consulier’s investment in BioSafe was $1,094,120 at December 31, 2007.

NOTE 8:	INCOME TAXES
Provisions for federal and state income tax in the consolidated statements of operations consist of the following:

Continuing Operations	2007	2006
Current:
Federal	$100,601	$—
State	20,000	34,581

	120,601	34,581

Deferred:
Federal	346,189	557,394
State	14,665	113,913

	360,854	671,307

Total income tax expense	$481,455	$705,888

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES (CONTINUED)
Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2007	2006
Federal tax expense (benefit) at statutory rate	$84,190	$(285,101)
State income tax expense (benefit) net of federal tax effect	28,989	4,142
Losses allocated to minority shareholder of ST, LLC	150,878	95,044
Adjustment of net operating loss carryovers	156,610	803,718
Other	60,788	88,085

Income tax expense	$481,455	$705,888

As of December 31, 2007, the Company had federal tax loss carry-forwards of approximately $612,000, and state tax loss carry-forwards of approximately $6,500,000 available to reduce future years’ income for federal and state tax purposes through 2023.
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

2007
Depreciation and Amortization	$306,228
Allowance for doubtful accounts	—
Tax loss carry forward	235,760
Other	—
Accrued Wages	—
Accrued Interest	291,208

Total Net Deferred Tax Asset	$833,196

Deferred tax assets and liabilities are reflected on the balance sheet as of December 31, 2007 as follows:

Net Short-Term Deferred Tax Assets	$291,208
Net Long-Term Deferred Tax Assets	541,988

Net Deferred Tax Assets	$833,196

The Company files income tax returns in the US Federal jurisdiction and various states. US tax authorities have completed their federal income tax examinations for all years prior to 2005. During the periods open to examination, the Company utilized and may utilize net operating losses and tax credit carry-forwards, which remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	STOCKHOLDERS’ EQUITY
CAPITAL STOCK
During the year ended December 31, 2006, the Company issued 2,090 shares of stock to a related party for cash of $13,815 (approximately $6.61 per share, the then market price.)
During the year ended December 31, 2007, the Company did not issue any shares of its common stock, other than shares held in Treasury (see below).
TREASURY STOCK
On July 17, 2006, the Company’s majority shareholder acquired 166,204 shares of the Company’s common stock held in the treasury by exchanging $600,000 of the Company’s indebtedness to the shareholder. This was done as part of the Company’s plan to comply with NASDAQ Marketplace Rule 4310(c)(z)(b)(i) by increasing the Company’s shareholders’ equity to more than $2,500,000 (Note 10).
During February 2006, the Company sold 3,867 shares of its common stock held in the treasury for $18,175 (approximately $4.70 per share having an average cost of $1.73 per share).
During December 2007, the Company issued 5,999 shares of stock held in treasury to a related party for a subscription receivable totaling $22,496 (approximately $3.75 per share having an average cost of $2.13 per share).
During 2007, the Company purchased 46,325 shares of its common stock for $176,157 (approximately $3.80 per share).
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
Options outstanding as of December 31, 2005, were to expire on February 28, 2006; however, on February 27, 2006 the Company extended the expiration date through February 28, 2007. Accordingly, the Company recorded additional compensation of $580,099 for the year ended December 31, 2006. The additional compensation represented the difference between the fair value of the modified award and the fair value of the original vested share option assumed to be repurchased prior to the modification. As of February 27, 2006, the holders of these options were fully vested. Accordingly, the Company recorded the total compensation cost to payroll and related expenses in the accompanying consolidated statement of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	STOCKHOLDERS’ EQUITY (CONTINUED)
STOCK-BASED EMPLOYEE COMPENSATION (CONTINUED)
The Company calculated its SFAS 123 (R) compensation expense using the Black-Scholes model with the following assumptions for the modifications of previously issued options; risk free rate of 4.77% per share strike price of $4.65, dividend yield of 0%, average per share values of $3.50, historical volatility of 128%, and an expected life of one year.
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
The Company did not issue any options to employees during the year ended December 31, 2007.
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
The following represents the stock option activity during the years ended December 31, 2007 and 2006:

Weighted
Average
	Options	Price
Balance at January 1, 2006	400,000	$3.5
Options granted	—	—
Options exercised	(400,000)	3.5
Options expired	—	—

Balance at December 31, 2006	—	—
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Balance at December 31, 2007	—	$—

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10:	RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $42,351 s of December 31, 2007 and represent advances to employees and rent receivable from a related party tenant. This amount has been included with other current assets on the accompanying consolidated balance sheet as of December 31, 2007.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of December 31, 2007, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on these notes totaled $773,646, which is included in related party payable on the accompanying consolidated balance sheet as of December 31, 2007.
During the year ended December 31, 2006, the majority stockholder converted $2,167,450 of a promissory note, including $216,607 of accrued interest into ST, LLC Class A membership interest (Note 1).
OTHER
For other related party transactions see Notes 7, 9 and 13.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	BUSINESS SEGMENT INFORMATION
SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability companies, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2007 and 2006 are as follows:

	Year Ended December 31, 2007
		Income (Loss)
		Derived From
	Distribution	Ownership of	Corporate	Medical Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$25,286	$—	$—	$2,152,579	$2,177,865
Operating Income (Loss)	(97,125)	—	(541,571)	(7,527,733)	(8,166,429)
Other Income (Loss) (a)	—	2,990,625	135,500	(302,470)	2,823,655
Minority Interest	—	—	—	5,590,393	5,590,393
Income Tax Benefit (Expense)	—	(1,125,372)	152,805	491,112	(481,455)
Net Income (Loss) (a)	(97,125)	1,865,253	(253,266)	(1,748,698)	(233,836)
Total Assets	$53,572	$3,091,930	$2,404,985	$4,357,195	$9,907,682

	Year Ended December 31, 2006
		Income (Loss)
		Derived From
	Distribution	Ownership of	Corporate	Medical Software
	Activities	Investments	Activities	Activities	Total
Revenue (b)	$27,411	$—	$—	$1,580,062	$1,607,473
OperatingIncome (Loss)	(47,636)	—	(1,154,362)	(8,455,653)	(9,657,651)
Other Income (Loss) (a)	—	2,055,276	20,929	(488,537)	1,587,668
Minority Interest	—	—	—	7,231,450	7,231,450
Income Tax Benefit (Expense)	—	(34,581)	(671,307)	—	(705,888)
Net Income (Loss) (a)	(47,636)	2,020,695	(1,804,740)	(1,712,740)	(1,544,421)
Total Assets	$67,489	$2,711,004	$3,504,891	$4,187,636	$10,471,020

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There were no intersegment revenue during the year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	(LOSS) PER SHARE
Basic and diluted (loss) per share for the years ended December 31:

	2007	2006
BASIC AND DILUTED (LOSS) PER SHARE COMPUTATION:
NUMERATOR:
Net (Loss)	$(233,836)	$(1,544,421)

DENOMINATOR:
Average number of common shares outstanding	5,365,837	5,260,916

	(.04)	(.29)

Common stock equivalents were not included in the calculation of diluted loss per common share for the years ended December 31, 2007 and 2006, as their effect would be anti-dilutive.

NOTE 13:	COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDING
From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
On August 2, 2006, PCTS was made a defendant to a lawsuit filed by Hill-Rom Services, Inc. et al. vs. Versus Technology, et al., United States District Court, Middle District of North Carolina, Civil Action No. 1:03CV01227, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning the vendor’s disputed patent ownership and unauthorized use of such patents. The plaintiffs also requested a determination that they did not violate their license agreement with PCTS’s vendor. During 2007 this lawsuit has been settled in favor of PCTS.
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
LEASES (CONTINUED)
Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2007 for each of the next 3 years and in the aggregate amounted to:

Year Ending December 31,
2008	$351,154
2009	359,768
2010	345,026

$1,055,948

Rent expense for the year ended December 31, 2007 totaled approximately $404,423.
LEASE OF REAL ESTATE
Consulier leases its industrial warehouse to Southeast Automotive Acquisition Company (“Southeast”) with a base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease was 5 years, ending on June 30, 2007. The lease option was extended for 5 years at a monthly rate of $12,405 beginning January 1, 2008. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease. Rental income totaled $130,000 for the year ended December 31, 2007 and $120,000 for the year ended December, 31, 2006, and is included in other income on the consolidated statements of operations.

NOTE 14:	401 (K) PLAN
PCTS maintains a 401 (k) Employee Retirement Plan to provide all qualified employees with retirement benefits. Presently, the Company pays the administrative cost of the plan totaling $250 and $4,989 for the years ended December 31, 2007 and 2006 respectively, and does not make any matching contributions to participants.