Form 10-Q
period 2008-03-31
CONSULIER ENGINEERING INC
filed 2008-05-20
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-17756
CONSULIER ENGINEERING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
2391 Old Dixie Highway
Riviera Beach, FL 33404

(Address of principal executive offices)
(561) 842-2492

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of May 1, 2008, there were 5,304,524 outstanding shares of common stock, par value $0.01 per share.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10Q contains “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART-I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$497,443	$333,024
Receivables, Net of Allowance for Doubtful Accounts of $0	1,078,294	927,574
Inventories	41,125	40,987
Deferred Implementation Costs	1,968,818	2,024,785
Other Current Assets	120,186	89,663
Deferred Income Taxes	291,208	291,208

Total Current Assets	3,997,074	3,707,241

PROPERTY AND EQUIPMENT, Net	1,400,014	1,473,287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	178,194	215,204
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,902,441	3,091,930
DEFERRED INCOME TAXES	570,170	541,988
INTANGIBLE ASSET	721,873	847,339
OTHER ASSETS	30,693	30,693

	$9,800,459	$9,907,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,219,910	$1,340,484
Unearned Revenue	806,101	822,659
Related Party Payable	858,783	773,646
Income Tax Payable	88,277	79,932

Total Current Liabilities	2,973,071	3,016,721

NOTES PAYABLE — RELATED PARTY	3,405,062	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	284,680	232,000

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851	54,851
Additional Paid-in Capital	4,117,221	4,117,221
Accumulated Deficit	(473,459)	(461,135)

	3,698,613	3,710,937

Less:
Treasury Stock, Cost - 180,598 and 145,262 Shares, respectively	(554,316)	(427,891)
Notes Receivable for Common Stock	(6,651)	(29,147)

Total Stockholders’ Equity	3,137,646	3,253,899

	$9,800,459	$9,907,682

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Revenue:
Software Licensing Fees	$885,155	$367,361
Other Revenue	3,717	4,003

Total Revenue	888,872	371,364

Operating Costs and Expenses:
Cost of Revenue	251,325	121,935
Payroll and Related Expense	853,780	1,084,764
Selling, General and Administrative	586,099	699,958
Professional Services	373,827	418,292
Depreciation and Amortization	279,852	251,766

Total Operating Costs and Expenses	2,344,883	2,576,715

Operating Loss	(1,456,011)	(2,205,351)

Other Income (Expense):
Investment Income — Related Parties	1,166,049	628,807
Net Undistributed Income (Loss) of Equity Investees	(43,813)	94,276
Interest Expense	(83,564)	(97,593)
Other Income	62,868	41,698

Total Other Income (Expense)	1,101,540	667,188

(Loss) from Operations Before Minority Interest and Income Taxes	(354,471)	(1,538,163)

Minority Interest in Consolidated Subsidiary Losses	313,984	2,137,006

Income (Loss) from Operations Before Income Taxes	(40,487)	598,843

Benefit (Provision) for Income Taxes	28,163	(223,323)

Net Income (Loss)	$(12,324)	$375,520

Income (Loss) Per Share — Basic and Diluted:	$(0.00)	$0.07

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

							Notes
							Receivable
					Additional		for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2007	5,485,122	$54,851	145,262	$(427,891)	$4,117,221	$(461,135)	$(29,147)	$3,253,899

Net Loss	—	—	—	—	—	(12,324)	—	(12,324)

Purchase of Treasury Stock	—	—	35,336	(126,425)	—	—	—	(126,425)

Collection of Notes Receivable for Common Stock	—	—	—	—	—	—	22,496	22,496

Balance, March 31, 2008	5,485,122	$54,851	180,598	$(554,316)	$4,117,221	$(473,459)	$(6,651)	$3,137,646

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Cash Flow (Used in) Operating Activities	$(1,536,777)	$(2,187,325)

Investing Activities:

Distributions from Partnership Interest	1,389,091	628,807
Acquisition of Property and Equipment	(23,703)	(29,515)
Acquisition of Software Upgrades	(20,400)	(44,100)

Net Cash Provided by Investing Activities	1,344,988	555,192

Financing Activities:
Proceeds from Minority Shareholder in ST, LLC	375,000	2,243,393
Increase in Related Party Payables	85,137	81,040
Proceeds from Subscription Receivable	22,496	—
Purchase of Treasury Stock	(126,425)	—
Repayments on Line of Credit	—	(575,000)

Net Cash Provided by Financing Activities	356,208	1,749,433

Increase in Cash and Cash Equivalents	164,419	117,300

Cash and Cash Equivalents — Beginning of Period	333,024	241,428

Cash and Cash Equivalents — End of Period	$497,443	$358,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$13,973

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
Consulier International, Inc. (a subsidiary) markets and distributes Captain Cra-Z Soap™ .
Consulier’s income is also derived from ownership of interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned (51%) limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 24% as the Class A member and Consulier’s ownership was approximately 51% as of March 31, 2008.
Basis of Consolidation
The accompanying condensed interim consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, with its majority- owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50% (Note 4).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of March 31, 2008, and the results of their operations and cash flows for the three months ended March 31, 2008. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2007.
Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used when accounting for allowances for doubtful accounts, software and service revenue, revenue reserves, inventory reserves, depreciation and amortization, taxes, contingencies and impairment allowances, if any. Such estimates are reviewed on an ongoing basis. Actual results could differ from these estimates and those differences may be material.

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
PCTS currently buys all of its hardware and some major software components of its emergency room information systems from third-party and related-party vendors (Note 10). Although there are a limited number of vendors capable of supplying these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in system implementations and a possible loss of revenues, which could adversely affect operating results
Capitalized Software Development Costs
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
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $57,410 and $26,833 for the three months ended March 31, 2008 and 2007, respectively. Accumulated amortization totaled $1,218,627 and 1,161,217 at March 31, 2008 and December 31, 2007, respectively.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the three months ended March 31, 2008 and 2007, research and development costs totaled $188,288 and $356,787, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
Partnership and Limited Liability Company Investments
The Company’s interest in AVM and Biosafe constitute less than 50% of the ownership of each entity and are accordingly accounted for using the equity method. The Company owns in excess of 50% of ST, LLC, thereby requiring consolidation. The Company owns less than 8% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements of AVM, BioSafe and ST, LLC. The Company reviews its interest in each of these companies for other than temporary declines in value on a monthly basis by analyzing actual revenue, earnings capacity and estimated future undiscounted cash flows.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Partnership and Limited Liability Company Investments (Continued)
Effective April 1, 2005, the operating agreement of ST, LLC was amended to reallocate membership interests in this LLC based upon historical contributions. The Company receives allocated losses to the extent of its contributions from inception. Consequently, the losses allocated to Consulier can be greater than or less than the Company’s ownership percentage.
As a result of consolidating ST, LLC, a minority interest was created representing the other member. As of March 31, 2008 there was $52,680 related to this minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of March 31, 2008, the Class A member had invested $13,197,571, which included an investment of $375,000 during the three months ended March 31, 2008. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $1,817,000 and $1,492,000 at March 31, 2008 and December 31, 2007, respectively.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $17,017,000 million since inception. As of March 31, 2008, Consulier’s capital account was $0.
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
During the three months ended March 31, 2008, there were no stock options granted to employees.
Revenue Recognition
The Company derives revenue from the following sources: (1) licensing and sale of data- based integrated emergency room information systems and passive tracking technologies, which include new software license and software license updates and product support revenues and (2) services, which include consulting, advanced product services and education revenues. The following generally describes the revenue accounting followed by the Company.
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
Advertising and Marketing Costs
Advertising costs are expensed as incurred and amounted to approximately $79,000 and $82,000 for the three months ended March 31, 2008 and 2007, respectively.
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
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (FIN no. 48). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable associated interest and penalties are also recorded. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008. The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157-2 on our financial statements relative to non-financial assets and liabilities.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAF 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encourages. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
In December 2007, the FASB issued SFAS 141R “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interest will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring cost associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. We do not expect SFAS 141R to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). SFAS 160 is effective for quarterly and annual reporting periods that begin after December 15, 2008. SFAS 160 establishes accounting and reporting standards with respect to non-controlling interests (also called minority interests) in an effort to improve the relevance, comparability and transparency of financial information that a company provides with respect to its non-controlling interests. The significant requirements under SFAS 160 are the reporting of the non-controlling interests separately in the equity section of the balance sheet and the reporting of the net income or loss of the controlling and non-controlling interests separately on the face of the statement of operations. We do not expect SFAS 160 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
NOTE 2. DEFERRED IMPLEMENTION COSTS
Deferred implementation costs as of March 31, 2008 and December 31, 2007, totaled $1,968,818 and $2,024,785, respectively, and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 3. CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $368,000 at March 31, 2008.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 3. CONCENTRATION OF CREDIT RISK (CONTINUED)
Approximately 43% of the Company’s software licensing fees were derived from two customers for the three months ended March 31, 2008. Customer A and B represented approximately 31% and 12%, respectively, of total software licensing fees for the three months ended March 31, 2008. Approximately 20% of the Company’s software licensing fees were derived from one customer for the three months ended March 31, 2007.
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited liability company interests consist of Consulier’s investments in AVM, L.P. and BioSafe Systems, LLC, respectively.
AVM, L.P.
Consulier owned an approximate 7.5% limited partnership interest in AVM as of March 31, 2008 and 2007. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.6% of AVM’s earnings during the three months ended March 31, 2008 and 2007. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2008	2007
Revenues	$43,413	$22,914
Cost and Expenses	22,727	11,520

Net Income	$20,686	$11,394

Consulier’s Share of Earnings	$1,166	$629

The carrying value of the Company’s investment in AVM, L.P. at March 31, 2008 and December 31, 2007 was $1,852,133 and $1,997,810, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe Systems, LLC (“BioSafe”). The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2008	2007
Revenues	$1,786	$1,689
Cost and Expenses	1,896	1,453

Net Income (Loss)	$(110)	$236

Consulier’s Share of Earnings (Loss)	$(44)	$94

The carrying value of Consulier’s investment in BioSafe was $1,050,307 and $1,094,120 at March 31, 2008 and December 31, 2007, respectively.
NOTE 5. TREASURY STOCK
During the three months ended, March 31, 2008, the Company repurchased 35,336 shares of its common stock for $126,425, representing the market value of the Company’s common shares on the date of purchase plus broker commissions.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 6. EARNINGS PER SHARE (CONTINUED)
Basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were calculated as follows:

	Three Months Ended
	March 31,
	2008	2007
BASIC AND DILUTED INCOME (LOSS) PER SHARE COMPUTATION:

NUMERATOR:
Net Income (Loss)	$(12,324)	$375,520

DENOMINATOR:
Average number of common shares outstanding	5,320,823	5,485,122

	$(.00)	$.07

As of March 31, 2008 and 2007, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION (CONTINUED)
Segment information as of and for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31, 2008
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$3,717	$—	$—	$885,155	$888,872
Operating (Loss)	(33,706)	—	(204,274)	(1,218,031)	(1,456,011)
Other Income (Loss)	—	1,122,236	64,491	(85,187)	1,101,540
Minority Interest	—	—	—	313,984	313,984
Income Tax Benefit (Provision)	11,096	(401,756)	51,720	367,103	28,163
Net Income (Loss) (a)	(22,610)	720,480	(88,063)	(622,131)	(12,324)
Total Assets	$50,272	$2,902,441	$2,602,286	$4,245,460	$9,800,459

	Three Months Ended March 31, 2007
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total
Revenue (b)	$4,003	$—	$—	$367,361	$371,364
Operating (Loss)	(22,763)	—	(139,040)	(2,043,548)	(2,205,351)
Other Income (Loss)	—	723,083	37,563	(93,458)	667,188
Minority Interest	—	—	—	2,137,006	2,137,006
Income Tax Benefit	7,967	(277,597)	46,307	—	(223,323)
(Provision)
Net Income (Loss) (a)	(14,796)	445,486	(55,170)	—	375,520
Total Assets	$65,781	$2,805,280	$3,132,583	$4,813,913	$10,817,557

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months
	Ended March 31,
	2008	2007
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(25,477)	201,780
State	(2,686)	21,543

	(28,163)	223,323

Total income tax provision (benefit)	$(28,163)	$223,323

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	Three Months Ended
	March 31,
	2008	2007
Federal tax expense (benefit) at statutory rate	$(120,520)	$196,216
State income tax expense (benefit) net of federal tax effect	(12,867)	21,738
Losses allocated to minority shareholder of ST, LLC	103,072	—
Meals and Entertainment	2,152	—
Other	—	5,369

Income tax expense (benefit)	$(28,163)	$223,323

As of March 31, 2008, the Company had Federal and state tax loss carry-forwards totaling approximately $40,000 and $6,500,000, respectively, available to reduce future years’ income through 2024.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2008 are as follows:

Depreciation and Amortization	$287,137
Tax loss carry forward	250,996
Accrued Interest — Note Payable, Related Party	323,245

Total Net Deferred Tax Asset	$861,378

Deferred tax assets and liabilities are reflected on the balance sheet as of March 31, 2008 as follows:

Net Short-Term Deferred Tax Assets	$291,208
Net Long-Term Deferred Tax Assets	570,170

Net Deferred Tax Assets	$861,378

NOTE 9: COMMITMENTS AND CONTINGENCIES
From time to time, the Company is involved in lawsuits and claims in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
On August 2, 2006, PCTS was made a defendant to a lawsuit filed by Hill-Rom Services, Inc. et al. vs. Versus Technology, et al., United States District Court, Middle District of North Carolina, Civil Action No. 1:03CV01227, as a successor in interest to Healthcare Information Technology, Inc., and as a customer of a vendor concerning the vendor’s disputed patent ownership and unauthorized use of such patents. Effective January 21, 2008, all claims against PCTS were settled and the cased was dismissed.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 10. RELATED PARTY TRANSACTIONS
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $3,405,062 as of March 31, 2008, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying condensed interim consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on this note totaled $858,783 and $773,646 and is included in related party payable on the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively.
OTHER RELATED PARTY TRANSACTIONS
PCTS’s president is also the majority owner of a company that provides materials related to the Company’s passive tracking technologies. The Company paid this vendor approximately $82,000 through May 2008 for these materials. Amounts due this related party vendor totaled $42,992 and $77,992 as of March 31, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, was approximately 139% greater in the first quarter ended March 31, 2008, compared to the quarter ended March 31, 2007 due to the completion of implementation projects at certain hospitals.
The operating loss for the three months ended March 31, 2008, was approximately $1,456,000 compared to an operating loss for the three months ended March 31, 2007, of $2,205,000. This reduction in operating loss of approximately $749,000 was largely due to a reduction in operating expenses and professional services, as it relates to software changes in PCTS’ primary software solutions, which were nearing completion.
During the quarter ended March 31, 2008, other income (expense) increased by approximately $434,000, primarily driven by the Company’s interest in AVM Ltd., whose income was approximately 85% greater than for the same period of 2007. However, the results of operations from the Company’s interest in BioSafe Systems was approximately $44,000 loss in the first quarter of 2008 compared to income of $94,276 for the quarter ended March 31, 2007. The negative results were due to cost increases in raw materials and freight. BioSafe implemented a price increase in March of 2008 in an attempt to offset these additional cost.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position increased $164,419 in the three months ended March 31, 2008, compared to an increase of $117,300 during the comparable period in 2007. Net cash flow used in operations for the three months ended March 31, 2008, was approximately $1.5 million dollars, compared with cash used in operations of approximately $2.2 million dollars for the three months ended March 31, 2007. The primary reason for the $700,000 difference is a decrease in operating costs and the recognition of deferred revenues associated with completed implementation contracts.
Net cash provided by financing activities was approximately $356,000 for the three months ended March 31, 2008, compared to cash provided by financing activities of approximately $1,749,000 for the three months ended March 31, 2007. Net cash provided by financing activities in both periods were primarily affected from proceeds from the minority shareholder amounting to approximately $375,000 and $2,243,000 for the quarters ended March 31, 2008 and 2007, respectively. Cash provided by financing activities was offset by the repayment of the line-of-credit totaling $575,000 during the three months ended March 31, 2007.
Net cash provided by investing activities relates primarily to the distribution from AVM of approximately $1,389,000 for the three months ended March 31, 2008, which was offset by the continued acquisition of software upgrades in the PCTS subsidiary. This compares to net cash provided by investing activities for the three months ended March 31, 2007 of $555,192. The distribution from AVM for that quarter was $628,807.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in AVM, Ltd., for the three months ended March 31, 2008, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point where Consulier has negative cash flow. Furthermore, although AVM has given Consulier no indication that it intends to redeem the Company’s interest in AVM, there can be no assurance that AVM will not do so in the future.
Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $5 million to $7 million during the next 5 years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC, will be available from the Company’s interest AVM, LP and BioSafe, LLC.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

OUTLOOK
Based on AVM’s operations over the past 5 years, management expects continued annualized return in 2008 on its interest in AVM; however, there is no guarantee that the annualized return in the first quarter of 2008 will be maintained throughout fiscal 2008.
Consulier International, Inc., continues to develop new retail and distribution outlets locally, nationally and internationally. However, sales of that company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have decreased for the three months ended March 31, 2008, by 7% over the comparable 2007 period.
In the first quarter, Patient Care Technology Systems (PCTS) signed a strategic teaming partnership agreement with 3M Track and Trace Solutions, who will bring the PCTS portfolio of integrated workflow solutions to 3M’s customers. 3M, a broadly diversified technology company, is a leader in the emerging field of Track and Trace, which employs Radio Frequency Identification (RFID) in a variety of ways to identify and track high-value assets for a growing variety of healthcare applications. The 3M and PCTS teaming partnership spans both technology and go-to-market integration. PCTS signed a reseller agreement with AeroScout, Inc., a leading provider of Wi-Fi-based active RFID locating technologies. PCTS intends to resell this locating technology, which utilizes a hospital’s existing Wi-Fi network, as an integrated component of its departmental and enterprise-wide workflow automation solutions. The agreement broadens PCTS’ portfolio of leading real-time location technologies to which it can integrate its software. PCTS successfully implemented its perioperative department tracking software at the first of three facilities within the Lehigh Valley Hospital and Health Network, a nationally-recognized health care provider. An existing customer, MediCorp, signed a contract to install PCTS’ emergency department tracking and documentation software in a new hospital and a stand-alone clinic currently under construction. MediCorp’s flagship facility, Mary Washington Hospital, has been using the software since 2002. PCTS announced that over one million emergency department patient visits have now been electronically charted using its Amelior ED™ software. Executive representatives from three of PCTS’ customers spoke on their organizations’ success with their emergency and perioperative department workflow automation software at the annual HIMSS Conference in Orlando, the largest event within the health care information technology market.
PCTS currently supports 24 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 64 implementations representing over 1.7 million annual patient encounters.

The Company’s loss from its interest in BioSafe Systems, LLC was $43,813 for the three months ended March 31, 2008, compared to income of $94,276 for the three months ended March 31, 2007. The agricultural market segment continues to be strong, with a sales increase of 4% over the comparable three month period in 2007. The home & garden market segment had a very difficult first quarter. This was caused by competitive pressures to reduce their sales prices offset by significant increases in material, production and shipping costs. BioSafe’s new products have been well received by the customers in this market segment and BioSafe is actively seeking new distributors to widen its customer base. With an increased sales and marketing effort and new national distribution channels, BioSafe expects its growth in this market to continue. In March 2008, BioSafe implemented a 5% price increase to offset cost increases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Subject to the limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as a result of the material weakness discussed in Item 8A, “Controls and Procedures, “of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
We are in the process of implementing changes to respond to the aforementioned material weakness on an immediate and longer term basis. We have begun remediation and expect to continue to implement further improvements throughout the next three months.

ITEM 4T. CONTROLS AND PROCEDURES (CONTINUED)
Changes in Internal Control over Financial Reporting
We are investing in ongoing efforts to continuously improve our internal control over financial reporting and have committed resources to the improvement of the design, implementation, documentation, testing and monitoring of our internal controls.
As of the date of this filing, we believe that we have made progress in the implementation of the corrective actions noted above and toward remediation of the material weakness disclosed in Item 8A, “Controls and Procedures,” of our Annual Report of Form 10-KSB for the fiscal year ended December 31, 2007.
Except for such corrective actions, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share plus brokerage fees. In January 2008, the Company adopted a second plan to repurchase up to an additional 50,000 shares of its common stock on the open market at a price not to exceed $3.50 plus brokerage fees. Since April, 2007 through March 31, 2008, the Company repurchased 81,667 shares of its common stock. The following table sets forth the information on the repurchases of stock during the quarter ended March 31, 2008.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares
	(a)		purchased as part	(or units) that may
	Total number of	(b)	of publicly	yet be purchased
	shares (or units)	Average price paid	announced plans or	under the plans or
Period	purchased	per share (or unit)	programs	programs
Month #1 January 1-31, 2008	3,675	3.80	3,675	None
Month #2 February 1-29, 2008	29,899	3.55	29,899	20,101 Shares
Month #3 March 1-31, 2008	1,762	3.55	1,762	18,339 Shares
Total	35,336		35,336

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION (CONTINUED)
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: May 20, 2008	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 20, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)