Form 10KSB/A
period 2007-12-31
CONSULIER ENGINEERING INC
filed 2008-07-29
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business Disclosure Format (Check One): ☐Yes     ☒ No
EXPLANATORY NOTE
This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, filed with the Commission on April 15, 2008, is being filed solely to amend exhibits 31.1 and 31.2. These amendments speak as of the original filing date of the 10-KSB. No other changes have been made to the Annual Report on Form 10-KSB.

ITEM 13. EXHIBITS

Number	Description
31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

CONSULIER ENGINEERING, INC.
Dated: July 25, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Warren B. Mosler Warren B. Mosler	Chairman of the Board of Directors, President and Chief Executive Officer	July 25, 2008

/s/ Alan R. Simon Alan R. Simon	Secretary, Treasurer	July 25, 2008

/s/ James Combias James Combias	Director	July 25, 2008

3