Form 10-Q/A
period 2008-03-31
CONSULIER ENGINEERING INC
filed 2008-07-29
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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
EXPLANATORY NOTE
This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the Commission on May 20, 2008, is being filed solely to amend exhibits 31.1 and 31.2. These amendments speak as of the original filing date of the 10-Q. No other changes have been made to the Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

(c)	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

(d)	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes- Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSULIER ENGINEERING, INC. (Registrant)
Dated: July 25, 2008	By:	/s/ Alan R. Simon
Alan R. Simon, Esquire
Secretary and Treasurer (Principal Financial and Accounting Officer)

Dated: July 25, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President And Chief Executive Officer (Principal Executive Officer)

3