Form 10-Q
period 2008-06-30
CONSULIER ENGINEERING INC
filed 2008-08-14
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐     No ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of August 5, 2008, there were 5,294,748 outstanding shares of common stock, par value $0.01 per share.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains “forward-looking statements” within the meanings of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART-I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$396,462	$333,024
Receivables, Net of Allowance for Doubtful Accounts of $0	628,823	927,574
Inventories	41,125	40,987
Deferred Implementation Costs	2,010,555	2,024,785
Other Current Assets	100,361	89,663
Deferred Income Taxes	344,602	291,208

Total Current Assets	3,521,928	3,707,241

PROPERTY AND EQUIPMENT, Net	1,313,982	1,473,287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	134,243	215,204
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,769,803	3,091,930
DEFERRED INCOME TAXES	626,777	541,988
INTANGIBLE ASSET	596,407	847,339
OTHER ASSETS	30,693	30,693

	$8,993,833	$9,907,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,671,969	$1,340,484
Unearned Revenue	734,801	822,659
Related Party Payable	195,000	773,646
Income Tax Payable	13,277	79,932

Total Current Liabilities	2,615,047	3,016,721

NOTES PAYABLE — RELATED PARTY	915,541	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,610,121	232,000

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851	54,851
Additional Paid-in Capital	4,117,221	4,117,221
Accumulated Deficit	(723,270)	(461,135)

	3,448,802	3,710,937
Less:
Treasury Stock, Cost - 190,374 and 145,262 Shares, respectively	(589,027)	(427,891)
Notes Receivable for Common Stock	(6,651)	(29,147)

Total Stockholders’ Equity	2,853,124	3,253,899

	$8,993,833	$9,907,682

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenue:
Software Licensing Fees	$506,175	$397,592	$1,391,330	$764,953
Other Revenue	5,802	4,513	9,519	8,516

Total Revenue	511,977	402,105	1,400,849	773,469

Operating Costs and Expenses:
Cost of Revenue	519,998	71,010	757,940	192,945
Payroll and Related Expense	1,253,690	1,041,786	2,107,470	2,092,386
Selling, General and Administrative	604,020	610,365	1,190,119	1,329,551
Professional Services	191,065	391,119	578,275	824,347
Depreciation and Amortization	287,092	252,313	566,944	504,079

Total Operating Costs and Expenses	2,855,865	2,366,593	5,200,748	4,943,308

Operating (Loss)	(2,343,888)	(1,964,488)	(3,799,899)	(4,169,839)

Other Income (Expense):
Investment Income — Related Parties	732,343	406,554	1,898,392	1,035,361
Net Undistributed Income of Equity Investees	166,602	178,559	122,789	272,835
Interest Expense	(56,344)	(85,465)	(139,908)	(183,058)
Other Income	53,517	37,448	116,385	79,146

Total Other Income (Expense)	896,118	537,096	1,997,658	1,204,284

(Loss) from Operations Before Minority Interest and Income Taxes	(1,447,770)	(1,427,392)	(1,802,241)	(2,965,555)

Minority Interest in Consolidated Subsidiary Losses	1,087,957	1,796,387	1,401,941	3,933,393

Income (Loss) from Operations Before Income Taxes	(359,813)	368,995	(400,300)	967,838

Benefit (Provision) for Income Taxes	110,002	(172,196)	138,165	(395,521)

Net Income (Loss)	$(249,811)	$196,799	$(262,135)	$572,317

Income (Loss) Per Share — Basic and Diluted:	$(0.05)	$0.04	$(0.05)	$0.11

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2008
(UNAUDITED)

							Notes
							Receivable
					Additional		for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2007	5,485,122	$54,851	145,262	$(427,891)	$4,117,221	$(461,135)	$(29,147)	$3,253,899

Net Loss	—	—	—	—	—	(262,135)	—	(262,135)

Purchase of Treasury Stock	—	—	45,112	(161,136)	—	—	—	(161,136)

Collection of Notes Receivable for Common Stock	—	—	—	—	—	—	22,496	22,496

Balance, June 30, 2008	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(723,270)	$(6,651)	$2,853,124

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2008	2007

Cash Flow (Used in) Operating Activities	$(2,592,779)	$(4,022,905)

Investing Activities:

Acquisition of Software Upgrades	(40,771)	(93,200)
Distributions from Partnership Interest	2,158,705	1,035,361
Net Acquisition of Property and Equipment	(34,972)	(51,649)
Increase in Related Party Receivables	—	(13,386)

Net Cash Provided by Investing Activities	2,082,962	877,126

Financing Activities:

Proceeds from Minority Shareholder in ST, LLC	375,000	3,933,393
Increase in Related Party Payables	336,895	170,274
Proceeds from Subscription Receivable	22,496	—
Purchase of Treasury Stock	(161,136)	(44,462)
Repayments of Notes Payable-Related Party	—	(96,649)
Repayments on Line of Credit	—	(800,000)

Net Cash Provided by Financing Activities	573,255	3,162,556

Increase (Decrease) in Cash and Cash Equivalents	63,438	16,777

Cash and Cash Equivalents — Beginning of Period	333,024	241,428

Cash and Cash Equivalents — End of Period	$396,462	$258,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$14,136

Conversion of Note Payable-Related Party to Class A Stock	$3,405,062	—

Conversion of Related Party Payable to Note Payable	915,541	—

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
Consulier International, Inc. (wholly owned a subsidiary) markets and distributes Captain Cra-Z Soap™. Consulier’s income is also derived from ownership of interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned (51%) limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 24% as the Class A member and Consulier’s ownership was approximately 51% as of June 30, 2008.
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
Interim Financial Data
The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed interim consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2007.
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
Concentrations
Financial instruments, which potentially expose the Company to concentrations of credit risk, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable. ST, LLC’s accounts receivable are concentrated in the healthcare industry. Although, ST, LLC’s customers typically have been well-established hospitals or medical facilities, some hospitals and medical facilities have experienced significant operating losses as a result of limits on third-party reimbursements from insurance companies and governmental entities, and extended payment of receivables from these entities is not uncommon.
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
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $64,322 and $34,437 for the three months ended June 30, 2008 and 2007, respectively, and $121,732 and $108,803 for the six months ended June 30, 2008 and 2007, respectively. Accumulated amortization totaled $1,282,949 at June 30, 2008.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the three months ended June 30, 2008 and 2007, research and development costs totaled $107,054 and $265,481, respectively, and $295,342 and $622,268 for the six months ended June 30, 2008 and 2007, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
Partnership and Limited Liability Company Investments
The Company’s interest in AVM and Biosafe constitute less than 50% of the ownership of each entity and are accordingly accounted for using the equity method. The Company owns in excess of 50% of ST, LLC, thereby requiring consolidation. The Company owns less than 7% in AVM; however, the Company has the ability to significantly influence AVM under the terms of AVM’s partnership agreement. Income or loss is allocated to Consulier based on the partnership or LLC agreements of AVM, BioSafe and ST, LLC. The Company reviews its interest in each of these companies for other than temporary declines in value on a monthly basis by analyzing actual revenue, earnings capacity and estimated future undiscounted cash flows.

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
As a result of consolidating ST, LLC, a minority interest was created representing the other member. As of June 30, 2008, there was approximately $2,900,000, related to this minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of June 30, 2008, the Class A member had invested $21,265,494, which included an investment of $3,780,062 during the six months ended June 30, 2008. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $2,142,000 as of June 30, 2008, and $1,492,000 as of December 31, 2007.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $18,187,000 since inception. As of June 30, 2008, Consulier’s capital account was $0.
Stock-Based Compensation
On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123(R)”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees APB 25, and related Interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation SFAS 123. In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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
During the six months ended June 30, 2008, there were no stock options granted to employees.
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
Advertising and Marketing Costs
Advertising costs are expensed as incurred and amounted to approximately $63,000 and $45,000 for the three months ended June 30, 2008 and 2007, respectively, and $141,000 and $127,000 for the six months ended June 30, 2008 and 2007, respectively.

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
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (“FIN No. 48”). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable associated interest and penalties are also recorded. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted.
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
Newly Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. For all of our financial assets and liabilities that are recognized and disclosed at fair value on a recurring basis, we adopted the provisions of SFAS 157 effective January 1, 2008. The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we plan to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157-2 on our financial statements relative to non-financial assets and liabilities.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encourages. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
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
Deferred implementation costs as of June 30, 2008, totaled $2,010,555 and $2,024,785 as of December 31, 2007, represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates, depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

NOTE 3.	CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $242,000 at June 30, 2008.
The Company grants credit to customers, substantially all of which are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 3.	CONCENTRATION OF CREDIT RISK (CONTINUED)
Approximately 22% of the Company’s software licensing fees were derived from two customers for the six months ended June 30, 2008. Customers A and B represented approximately 11% and 11%, respectively, of total software licensing fees for the six months ended June 30, 2008. Accounts receivable from Customers A and B at June 30, 2008 represented approximately 19% of total accounts receivable at June 30, 2008.
Approximately 41% of the Company’s software licensing fees were derived from three customers for the six months ended June 30, 2007. Customers A, B and C represented approximately 20%, 11%, and 10%, respectively, of total software licensing fees for the six months ended June 30, 2007. Accounts receivable from Customers A, B and C at June 30, 2007 represented approximately 11% of total accounts receivable at June 30, 2007.
Approximately 40% of the Company’s software licensing fees were derived from three customers for the three months ended June 30, 2008. Customers A, B and C represented approximately 14% 11%, and 16%, respectively, of total software licensing fees for the three months ended June 30, 2008. Accounts receivable from Customers A, B and C at June 30, 2008 represented approximately 27% of total accounts receivable at June 30, 2008.
Approximately 38% of the Company’s software licensing fees was derived from one customer for the three months ended June 30, 2007. Accounts receivable from Customers A, represented approximately 8% of total accounts receivable at June 30, 2007.

NOTE 4.	INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited liability company interests consist of Consulier’s investments in AVM and BioSafe, respectively.
AVM, L.P.
Consulier owned an approximate 6.3% and 7.5% limited partnership interest in AVM as of June 30, 2008 and 2007, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 4.86% and 5.3% of AVM’s earnings during the six months ended June 30, 2008 and 2007, respectively. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Revenues	$28,945	$18,606	$62,153	$41,520
Cost and Expenses	13,082	10,901	25,603	22,420

Net Income	$15,863	$7,705	$36,550	$19,100

Consulier’s Share of Earnings	$732	$406	$1,898	$1,035

The carrying value of the Company’s investment in AVM, at June 30, 2008 and December 31, 2007, was $1,552,893 and $1,997,810, respectively.
BIOSAFE SYSTEMS, LLC
Consulier owned a 40% interest in BioSafe Systems as of June 30, 2008 and 2007. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Revenues	$2,042	$2,360	$3,828	$4,049
Cost and Expenses	1,625	1,913	3,521	3,367

Net Income	$417	$447	$307	$682

Consulier’s Share of Earnings	$167	$179	$123	$273

The carrying value of Consulier’s investment in BioSafe at June 30, 2008 was $1,216,910 and $1,094,120 at December 31, 2007.

NOTE 5.	TREASURY STOCK
During the six months ended, June 30, 2008, the Company repurchased 45,112 shares of its common stock in the open market for $161,136, representing the market value of the Company’s common shares on the date of purchase plus broker commissions.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 6.	EARNINGS PER SHARE
Basic earnings per share are calculated by dividing net income (loss) available to stockholders by the weighted average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of shares issuable upon the exercise of stock awards (calculated using the treasury stock method) warrants, convertible debt and convertible preferred stock during the period they were outstanding.
Basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
BASIC AND DILUTED EARNINGS PER SHARE
COMPUTATION:
NUMERATOR:
Net Income (Loss)	$(249,811)	$196,799	$(262,135)	$572,317

DENOMINATOR:
Common Shares —
Weighted average number of common shares outstanding	5,300,018	5,314,363	5,310,421	5,316,628

Earnings (Loss) per share weighted average shares outstanding	($.05)	$.04	($.05)	$.11

As of June 30, 2008 and 2007, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.

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
Segment information as of and for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30, 2008
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$5,802	$—	$—	$506,175	$511,977
Operating (Loss)	(7,058)	—	(103,612)	(2,233,218)	(2,343,888)
Other Income (Loss)	—	898,945	53,931	(56,758)	896,118
Minority Interest	—	—	—	1,087,957	754,188
Income Tax Benefit (Provision)	2,717	(346,094)	19,127	434,252	110,002
Net Income (Loss) (a)	(4,341)	552,851	30,554	(767,767)	(249,811)
Total Assets	$47,091	$2,769,803	$2,480,776	$3,696,163	$8,993,833

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

	Six Months Ended June 30, 2008
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$9,519	$—	$—	$1,391,330	$1,400,849
Operating (Loss)	(6,749)	—	(298,181)	(3,494,969)	(3,799,899)
Other Income (Loss)	—	2,021,181	78,783	(102,306)	1,997,658
Minority Interest	—	—	—	1,401,941	1,401,941
Income Tax Benefit (Provision)	2,598	(778,551)	84,468	829,254	138,165
Net Income (Loss) (a)	(4,151)	1,243,026	(134,930)	(1,366,080)	(262,135)
Total Assets	$47,091	$2,769,803	$2,480,776	$3,696,163	$8,993,833

	Six Months Ended June 30, 2007
		Income (Loss)
		Derived From
		Ownership of
	Distribution	Limited Liability	Corporate	Medical Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$8,516	$—	$—	$764,953	$773,469
Operating (Loss)	(24,001)	—	(332,042)	(3,813,796)	(4,169,839)
Other Income (Loss)	—	1,308,196	58,933	(162,845)	1,204,284
Minority Interest	—	—	—	3,933,393	3,933,393
Income Tax Benefit (Provision)	8,160	(534,613)	92,857	38,075	(395,521)
Net Income (Loss) (a)	(15,841)	773,583	(180,252)	(5,173)	572,317
Total Assets	$57,231	$2,983,839	$2,801,725	$4,581,110	$10,423,905

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	$—	$—	$—	$—

Deferred:
Federal	(99,973)	158,607	(124,869)	360,389
State	(10,029)	13,589	(13,296)	35,132

	(110,002)	172,196	(138,165)	395,521

Total income tax provision (benefit)	$(110,002)	$172,196	$(138,165)	$395,521

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Six Months Ended
	Ended June 30,		June 30,
	2008	2007	2008	2007
Federal tax expense (benefit)
At statutory rate	$(492,242)	$142,527	$(612,762)	$338,743
State income tax expense (benefit) net of federal tax effect	(52,554)	13,394	(65,421)	35,132
Losses allocated to minority shareholder of ST, LLC	424,478	—	527,550	—
Meals and entertainment	1,742	—	3,894	—
Other	8,574	16,275	8,574	21,646

Income tax expense (benefit)	$(110,002)	$172,196	$(138,165)	$395,521

As of June 30, 2008, the Company had Federal and state tax loss carry-forwards totaling approximately $400,000 and $6,895,000, respectively, available to reduce future years’ income through 2024.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED INTERIM CONSOLIDATED
FINANCIAL STATEMENTS

NOTE 8.	INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of June 30, 2008 are as follows:

Depreciation and Amortization	$240,284
Tax loss carry forward	386,393
Accrued Interest — Note Payable, Related Party	344,602

Total Net Deferred Tax Asset	$971,379

Deferred tax assets and liabilities are reflected on the balance sheet as of June 30, 2008 as follows:

Net Short-Term Deferred Tax Assets	$344,602
Net Long-Term Deferred Tax Assets	626,777

Net Deferred Tax Assets	$971,379

NOTE 9:	COMMITMENTS AND CONTINGENCIES
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
NOTE PAYABLE — RELATED PARTY
ST, LLC had unsecured promissory notes to the majority stockholder totaling $3,405,062 at March 31, 2008, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying condensed interim consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on this note totaled $915,541 and is included as a related party payable on the accompanying consolidated balance sheets as of June 30, 2008. On June 1, 2008, the majority shareholder exchanged notes in the amount of $3,405,062 for Class A capital in ST, LLC. The accrued interest of $915,541 was converted to a note with the same terms as the previous notes, due on demand after 10 years, with interest accrued annually at 10%.
OTHER RELATED PARTY TRANSACTIONS
PCTS’s president is also the majority owner of a company that provides materials related to the Company’s passive tracking technologies. The Company paid this vendor approximately $101,000 for the six months ended June 30, 2008 for these materials. Amounts due this related party vendor totaled $5,992 and $77,992 as of June 30, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, increased approximately 82% in the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, due to the completion of implementation projects at certain hospitals.
The operating loss for the six months ended June 30, 2008, was approximately $3,800,000 compared to an operating loss for the six months ended June 30, 2007, of $4,170,000. This reduction in operating loss of approximately $370,000 was largely due to a reduction in operating expenses and professional services, as it relates to software changes in PCTS’ primary software solutions, which were nearing completion.
During the quarter ended June 30, 2008, other income (expense) increased by approximately $359,000, primarily driven by the Company’s interest in AVM Ltd., whose income was approximately 82% greater than for the same period of 2007. However, the results of operations from the Company’s interest in BioSafe Systems was income of approximately $167,000 in the second quarter of 2008 compared to an income of $179,000 for the quarter ended June 30, 2008. The reduced results were due to cost increases in raw materials and freight. BioSafe implemented a price increase in March of 2008 in an attempt to offset these additional cost.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position increased $63,438 in the six months ended June 30, 2008, compared to an increase of $16,777 during the comparable period in 2008. Net cash flow used in operations for the six months ended June 30, 2008, was approximately $2.6 million, compared with cash used in operations of approximately $4 million for the six months ended June 30, 2007. The primary reason for the approximate $1 million difference is a decrease in operating costs and the recognition of deferred revenues associated with completed implementation contracts.
Net cash provided by financing activities was approximately $573,000 for the six months ended June 30, 2008, compared to cash provided by financing activities of approximately $3,163,000 for the six months ended June 30, 2007. Net cash provided by financing activities in both periods were primarily affected from investments from the minority shareholder amounting to approximately $3,780,000 and $3,933,000 for the quarters ended June 30, 2008 and 2007, respectively. Cash provided by financing activities was offset by the conversion of notes payable to a related party Class A member of St, LLC.
Net cash provided by investing activities relates primarily to the distribution from AVM of approximately $2,158,000 for the six months ended June 30, 2008. This compares to net cash provided by investing activities for the six months ended June 30, 2007, of approximately $1,035,000. The distribution from AVM for the quarter ended June 30, 2007, was $732,243.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in AVM for the six months ended June 30, 2008, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point that Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $2 million to $3 million during the next two years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC, will be available from the Company’s interest in AVM and BioSafe.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized return in 2008 on its interest in AVM; however, there is no guarantee that the annualized return in the second quarter of 2008 will be maintained throughout fiscal 2008.
Consulier International, Inc., continues to develop new retail and distribution outlets locally, nationally and internationally. However, sales of that company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have increased for the six months ended June 30, 2008, by 12% over the comparable 2007 period.
In the second quarter, PCTS signed two contracts for its company’s automatic patient and asset tracking software. Virginia-based Mary Washington Hospital, one of the PCTS’ original emergency department (ED) documentation customers, contracted to expand its implementation to include automatic tracking. This follows the contracts signed with Mary Washington in the first quarter of this year to implement PCTS’ ED documentation system in two additional facilities. Moses Taylor Hospital located in Scranton, Pennsylvania has also contracted to install automatic patient and asset tracking in its emergency department. Both installations are scheduled to be completed in 2008 and will integrate ultrasound locating from PCTS’ business partner, Sonitor Technologies. During the quarter, the Company implemented its second generation perioperative department automatic tracking software at Providence Portland Medical Center in Portland, Oregon. A profile of Christiana Hospital’s implementation of Amelior EDTracker® was a featured article in the national publication of The American Organization of Nurse Executives. PCTS was a participating sponsor of National Health IT Week — a national advocacy initiative to Congress for health care IT adoption. PCTS customers presented lectures on the success of their PCTS workflow solutions at three healthcare conferences. The company registered the Amelior ED® brand name during the quarter.
PCTS currently supports 25 completed installations of its core product line of electronic tracking and documentation solutions, with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 66 implementations representing over 1.7 million annual patient encounters.
The Company’s income from its interest in BioSafe was $122,790 for the six months ended June 30, 2008, compared to income of $272,835 for the six months ended June 30, 2007. The drop in net income was a result of cost increases that were not passed on to the customers; however, in March 2008, BioSafe implemented a 5% price increase to offset cost increases. With an increased sales and marketing effort and new national distribution channels, BioSafe expects its growth to continue. The aquatics, home and garden markets continue to show steady growth. Total revenue for the quarter ending June 30, 2008, increased by 14% compared with the previous quarter.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 4T.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Subject to the limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the disclosure controls are not effective as a result of the material weakness discussed in Item 8A, “Controls and Procedures” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
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
Except for such corrective actions, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share plus brokerage fees. In January 2008, the Company adopted a second plan to repurchase up to an additional 50,000 shares of its common stock on the open market at a price not to exceed $3.50 plus brokerage fees. Since April, 2007 through March 31, 2008, the Company repurchased 81,667 shares of its common stock. The following table sets forth the information on the repurchases of stock during the quarter ended June 30, 2008.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares
	(a)		purchased as part	(or units) that may
	Total number of	(b)	of publicly	yet be purchased
	shares (or units)	Average price paid	announced plans or	under the plans or
Period	purchased	per share (or unit)	programs	programs
Month #4 April 1-30, 2008	0	N/A	0	18,339
Month #5 May 1-31, 2008	9,476	3.55	9,476	8,863
Month #6 June 1-30, 2008	300	3.55	300	8,563
Total	9,776		9,776

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
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

CONSULIER ENGINEERING, INC. (Registrant)
Date: August 14, 2008	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 14, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)