Form 10-Q
period 2008-09-30
CONSULIER ENGINEERING INC
filed 2008-11-14
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-17756
CONSULIER ENGINEERING, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of November 5, 2008, there were 5,294,748 outstanding shares of common stock, par value $0.01 per share.

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
Forward-looking statements are only estimates or predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, competition from existing and new competitors, our ability to introduce new products, expected pricing levels, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Among other things, continued unfavorable economic conditions may impact market growth trends or otherwise impact the demand for our products and services, and competition from existing and new competitors and producers of alternative products will impact our ability to penetrate or expand our presence in new or growing markets. Uncertainties relating to our ability to develop and distribute new proprietary products to respond to market needs in a timely manner may impact our ability to exploit new or growing markets. Our ability to successfully identify and implement productivity improvements and cost reduction initiatives may impact profitability.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

PART-I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(UNAUDITED)
ASSETS

CURRENT ASSETS Cash and Cash Equivalents	$345,732	$333,024
Receivables	659,416	927,574
Inventories	42,572	40,987
Deferred Implementation Costs	2,167,975	2,024,785
Other Current Assets	58,507	89,663
Income Tax Receivable	94,287	—
Deferred Income Taxes	357,514	291,208

Total Current Assets	3,726,003	3,707,241

PROPERTY AND EQUIPMENT, Net	1,328,091	1,473,287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	81,752	215,204
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	3,143,509	3,091,930
DEFERRED INCOME TAXES	604,956	541,988
INTANGIBLE ASSET	481,411	847,339
OTHER ASSETS	30,693	30,693

Total Assets	$9,396,415	$9,907,682

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,520,413	$1,340,484
Unearned Revenue	1,116,946	822,659
Related Party Payable	229,536	773,646
Income Tax Payable	—	79,932

Total Current Liabilities	2,866,895	3,016,721

NOTES PAYABLE — RELATED PARTY	915,541	3,405,062

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	2,775,010	232,000

STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851	54,851
Additional Paid-in Capital	4,117,221	4,117,221
Accumulated Deficit	(737,425)	(461,135)

	3,434,647	3,710,937

Less:
Treasury Stock, Cost - 190,374 and 145,262 Shares, respectively	(589,027)	(427,891)
Notes Receivable for Common Stock	(6,651)	(29,147)

Total Stockholders’ Equity	2,838,969	3,253,899

Total Liabilities & Stockholders’ Equity	$9,396,415	$9,907,682

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007
Revenue:
Software Licensing Fees	$585,117	$503,029	$1,976,447	$1,267,982
Other Revenue	4,447	7,677	13,966	16,193

Total Revenue	589,564	510,706	1,990,413	1,284,175

Operating Costs and Expenses:
Cost of Revenue	154,746	289,078	912,686	482,023
Payroll and Related Expense	907,099	1,032,168	3,014,569	3,124,554
Selling, General and Administrative	566,181	645,853	1,756,300	1,975,404
Professional Services	270,384	74,636	848,659	898,983
Depreciation and Amortization	269,317	227,868	836,261	731,947

Total Operating Costs and Expenses	2,167,727	2,269,603	7,368,475	7,212,911

Operating (Loss)	(1,578,163)	(1,758,897)	(5,378,062)	(5,928,736)

Other Income (Expense):
Investment Income — Related Parties	538,944	692,752	2,437,336	1,728,113
Net Undistributed Income of Equity Investees	373,707	146,075	496,496	418,910
Interest Expense	(36,523)	(84,618)	(176,431)	(267,676)
Other Income	14,365	48,839	130,750	127,985

Total Other Income (Expense)	890,493	803,048	2,888,151	2,007,332

(Loss) from Operations Before Minority Interest and Income Taxes	(687,670)	(955,849)	(2,489,911)	(3,921,404)

Minority Interest in Consolidated Subsidiary Losses	685,774	882,001	2,087,715	4,815,394

Income (Loss) from Operations Before Income Taxes	(1,896)	(73,848)	(402,196)	893,990

Benefit (Provision) for Income Taxes	(12,259)	104,862	125,906	(290,659)

Net Income (Loss)	$(14,155)	$31,014	$(276,290)	$603,331

Income (Loss) Per Share — Basic and Diluted:	$0.00	$0.01	$(0.05)	$0.11

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

							Notes
							Receivable
					Additional		for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2007	5,485,122	$54,851	145,262	$(427,891)	$4,117,221	$(461,135)	$(29,147)	$3,253,899

Net Loss	—	—	—	—	—	(276,290)	—	(276,290)

Purchase of Treasury Stock	—	—	45,112	(161,136)	—	—	—	(161,136)

Collection of Notes Receivable for Common Stock	—	—	—	—	—	—	22,496	22,496

Balance, September 30, 2008	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(737,425)	$(6,651)	$2,838,969

The Accompanying Notes are an Integral
Part of These Consolidated Financial Statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2008	2007

Cash Flow (Used in) Operating Activities	$(3,951,712)	$(4,916,851)

Investing Activities:

Acquisition of Software Upgrades	(64,471)	(133,494)
Distributions from Partnership Interest	2,697,649	1,728,113
Purchase Price Adjustment to Intangible Asset	—	(232,000)
Net Acquisition of Property and Equipment	(127,212)	(46,180)
Increase in Related Party Receivables	—	(6,557)

Net Cash Provided by Investing Activities	2,505,966	1,309,882

Financing Activities:

Proceeds from Minority Shareholder in ST, LLC	1,225,663	4,815,394
Increase in Related Party Payables	371,431	255,411
Proceeds from Subscription Receivable	22,496
Purchase of Treasury Stock	(161,136)	(94,367)
Repayments of Notes Payable-Related Party	—	(96,649)
Repayments on Line of Credit	—	(800,000)

Net Cash Provided by Financing Activities	1,458,454	4,079,789

Increase (Decrease) in Cash and Cash Equivalents	12,708	472,820

Cash and Cash Equivalents — Beginning of Period	333,024	241,428

Cash and Cash Equivalents — End of Period	$345,732	$714,248

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$16,852

Assignment of Membership Interest to Minority Shareholder	$—	$232,000

Conversion of Note Payable-Related Party to Class A Stock	$3,405,062	$—

Conversion of Related Party Payable to Note Payable	$915,541	$—

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
Consulier International, Inc. (a wholly owned subsidiary) markets and distributes Captain Cra-Z Soap™. Consulier’s income is also derived from ownership of interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned (51%) limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 24% as the Class A member and Consulier’s ownership was approximately 51% as of September 30, 2008.
Basis of Consolidation
The accompanying condensed consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, with its majority- owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50% (Note 4).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of September 30, 2008, and the results of their operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-KSB for the year ended December 31, 2007.
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
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Capitalized Software Development Costs (Continued)
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $76,191 and $47,598 for the three months September 30, 2008 and 2007, respectively, and $197,923 and $126,319 for the nine months ended September 30, 2008 and 2007, respectively. Accumulated amortization totaled $1,359,140 at September 30, 2008.
The Company required third party expertise for the development of a new data-based integrated emergency room information system to enhance the functionality, reliability and flexibility of the Company’s existing products, which has not achieved the criteria for capitalization. For the three months ended September 30, 2008 and 2007, research and development costs totaled $109,825 and $40,232, respectively, and $405,167 and $662,500 for the nine months ended September 30, 2008 and 2007, respectively. These expenses are included with professional services in the accompanying condensed interim consolidated statements of operations.
Partnership and Limited Liability Company Investments
The Company’s interests in AVM and Biosafe constitute less than 50% of the ownership of each entity and are accordingly accounted for using the equity method. The Company owns in excess of 50% of ST, LLC, thereby requiring consolidation. The Company owns less than 7% of AVM; however, the Company has the ability to significantly influence AVM under the terms of AVM’s partnership agreement and therefore accounts for the investment using the equity method of accounting. Income or loss is allocated to Consulier based on the partnership or LLC agreements of AVM, BioSafe and ST, LLC. The Company reviews its interest in each of these companies for other than temporary declines in value on a monthly basis by analyzing actual revenue, earnings capacity and estimated future undiscounted cash flows.

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
As a result of consolidating ST, LLC, a minority interest was created representing the other member. As of September 30, 2008, there was approximately $2,775,000 related to this minority interest available to offset future losses.
Effective April 1, 2006, ST, LLC’s operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment, and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of September 30, 2008, the Class A member had invested $22,124,494, which included an investment of $859,000 during the three months ended September 30, 2008. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $2,394,500 as of September 30, 2008, and $1,492,000 as of December 31, 2007.
Consulier can require its principal stockholder to purchase its interest in ST, LLC for cash equal to Consulier’s capital account as of the closing date. Consulier has contributed to ST, LLC approximately $8,570,000 since inception. As of September 30, 2008, Consulier’s capital account was $0.
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
During the nine months ended September 30, 2008, there were no stock options granted to employees.
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
Advertising and Marketing Costs
Advertising costs are expensed as incurred and amounted to approximately $67,000 and $39,000 for the three months ended September 30, 2008 and 2007, respectively, and $205,000 and $161,000 for the nine months ended September 30, 2008 and 2007, respectively.

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
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (“FIN No. 48”). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded in the accompanying consolidated financial statements as selling, general and administrative expenses.
The Company adopted the provisions of FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005, 2006, and 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.

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
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2008 and did not elect the fair value option on financial assets and liabilities transacted in the nine months ended September 30, 2008. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. We do not expect SFAS 161 to have a material impact on our consolidated financial statements and plan to adopt it effective January 1, 2009.
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
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other principles of GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our consolidated financial results.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 2. DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of September 30, 2008, totaled $2,167,975 and $2,024,785 as of December 31, 2007, represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates, depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.
NOTE 3. CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with high credit quality financial institutions. Cash held by these financial institutions in excess of FDIC limits amounted to approximately $135,000 at September 30, 2008.
The Company grants credit to customers, substantially all of which are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances. Approximately 46% of the Company’s software licensing fees were derived from three customers for the nine months ended September 30, 2008. Customers A and B represented approximately 22% and 13%, respectively, of total software licensing fees for the nine months ended September 30, 2008. Accounts receivable from Customers A and B at September 30, 2008 represented approximately 53% of total accounts receivable at September 30, 2008.
Approximately 31% of the Company’s software licensing fees were derived from two customers for the nine months ended September 30, 2007. Customers A and B represented approximately 15% and 16%, respectively, of total software licensing fees for the nine months ended September 30, 2007. Accounts receivable from Customers A and B at September 30, 2007 represented approximately 28% of total accounts receivable at September 30, 2007.
Approximately 62% of the Company’s software licensing fees were derived from three customers for the three months ended September 30, 2008. Customers A and B represented approximately 27% and 25%, respectively, of total software licensing fees for the three months ended September 30, 2008. Accounts receivable from Customers A and B at September 30, 2008 represented approximately 12% of total accounts receivable at September 30, 2008.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited liability company interests consist of its investments in AVM and BioSafe, respectively.
AVM, L.P.
Consulier owned an approximate 6.63% and 7.5% limited partnership interest in AVM as of September 30, 2008 and 2007, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.1% and 5.5% of AVM’s earnings during the nine months ended September 30, 2008 and 2007, respectively. Under the partnership agreement, Consulier may withdraw from AVM upon 90 days’ written notice.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Revenues	$24,603	$26,145	$86,756	$67,666
Cost and Expenses	12,541	13,602	38,145	36,023

Net Income	$12,062	$12,543	$48,611	$31,643

Consulier’s Share of Earnings	$539	$693	$2,438	$1,728

The carrying value of the Company’s investment in AVM, at September 30, 2008 and December 31, 2007, was $1,552,893 and $1,997,810, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 4. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY (CONTINUED)
BIOSAFE SYSTEMS, LLC
Consulier owned a 40% interest in BioSafe Systems as of September 30, 2008 and 2007. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2008	2007	2008	2007

Revenues	$2,783	$2,342	$6,611	$6,391
Cost and Expenses	1,817	1,977	5,385	5,344

Net Income	$967	$365	$1,226	$1,047

Consulier’s Share of Earnings	$374	$146	$494	$419

The carrying value of Consulier’s investment in BioSafe at September 30, 2008 was $1,590,616 and $1,094,120 at December 31, 2007.
NOTE 5. TREASURY STOCK
During the nine months ended, September 30, 2008, the Company repurchased 45,112 shares of its common stock in the open market for $161,136, representing the market value of the Company’s common shares on the date of purchase plus broker commissions.

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
Basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 were calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2008	2007	2008	2007
BASIC AND DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Income (Loss)	$(14,155)	$31,014	$(276,290)	$603,331

DENOMINATOR:
Common Shares —
Weighted average number of common shares outstanding	5,294,748	5,360,286	5,305,158	5,371,966

Earnings (Loss) per share weighted average shares outstanding	$0.00	$0.01	$(0.05)	$0.11

As of September 30, 2008 and 2007, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.

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
Segment information as of and for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30, 2008
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$4,447	$—	$—	$585,117	$589,564
Operating (Loss)	(71,209)	—	(162,519)	(1,344,435)	(1,578,163)
Other Income	—	912,651	17,431	(39,589)	890,493
(Expense)
Minority Interest	—	—	—	685,774	685,774
Income Tax Benefit	17,434	(140,270)	29,633	80,944	(12,259)
(Provision) Net Income (Loss) (a)	(53,775)	772,381	(115,455)	(617,306)	(14,155)
Total Assets	$47,769	$3,143,509	$2,292,627	$3,912,510	$9,396,415

	Three Months Ended September 30, 2007
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$7,677	$—	$—	$503,029	$510,706
Operating (Loss)	(56,236)	—	(124,561)	(1,578,100)	(1,758,897)
Other Income	—	838,827	52,920	(88,699)	803,048
(Expense) Minority Interest	—	—	—	882,001	882,001
Income Tax Benefit	19,120	(283,841)	24,358	345,225	104,862
(Provision) Net Income (Loss) (a)	(37,116)	554,986	(47,283)	(439,573)	31,014
Total Assets	$59,769	$3,129,914	$2,610,760	$4,911,006	$10,711,449

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 7. SEGMENT INFORMATION (CONTINUED)

	Nine Months Ended September 30, 2008
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$13,966	$—	$—	$1,976,447	$1,990,413
Operating (Loss)	(77,958)	—	(460,700)	(4,839,404)	(5,378,062)
Other Income	—	2,933,832	96,214	(141,895)	2,888,151
(Expense) Minority Interest	—	—	—	2,087,715	2,087,715
Income Tax Benefit (Provision)	20,032	(918,425)	114,101	910,198	125,906
Net Income (Loss) (a)	(57,926)	2,015,407	(250,385)	(1,983,386)	(276,290)
Total Assets	$47,769	$3,143,509	$2,292,627	$3,912,510	$9,396,415

	Nine Months Ended September 30, 2007
		Income (Loss)
		Derived From
		Ownership of		Medical
	Distribution	Limited Liability	Corporate	Software
	Activities	Companies	Activities	Activities	Total

Revenue (b)	$16,193	$—	$—	$1,267,982	$1,284,175
Operating (Loss)	(73,006)	—	(413,794)	(5,441,936)	(5,928,736)
Other Income	—	2,147,023	172,582	(312,273)	2,007,332
(Expense) Minority Interest	—	—	—	4,815,394	4,815,394
Income Tax Benefit	24,822	(729,988)	82,012	332,495	(290,659)
(Provision) Net Income (Loss) (a)	(48,184)	1,417,035	(159,200)	(606,320)	603,331
Total Assets	$59,769	$3,129,914	$2,610,760	$4,911,006	$10,711,449

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Current:
Federal	$36,577	$20,669	$36,577	$20,669
State	(33,227)	20,000	(33,227)	20,000

	3,350	40,669	3,350	40,669

Deferred:
Federal	(37,676)	(134,515)	(162,545)	225,874
State	46,585	(11,016)	33,289	24,116

	8,909	(145,531)	(129,256)	249,990

Total income tax provision (benefit)	$12,259	$(104,862)	$(125,906)	$290,659

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For the Three Months		For the Nine Months Ended
	Ended September 30,		September 30,
	2008	2007	2008	2007
Federal tax expense (benefit)
At statutory rate	$(88,571)	$(25,108)	$(173,783)	$303,956
State income tax expense (benefit) net of federal tax effect	(24,963)	(2,680)	(90,384)	32,452

Other	125,793	(77,074)	138,261)	(45,749)

Income tax expense (benefit)	$12,259	$(104,862)	$(125,906)	$290,659

As of September 30, 2008, the Company had Federal and state tax loss carry-forwards totaling approximately $470,000 and $5,100,000, respectively, available to reduce future years’ income through 2024.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 8. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of September 30, 2008, are as follows:

Depreciation and Amortization	$419,841
Tax loss carry forward	185,115
Accrued Interest — Note Payable, Related Party	357,514

Total Net Deferred Tax Asset	$962,470

Deferred tax assets and liabilities are reflected on the balance sheet as of September 30, 2008, as follows:

Net Short-Term Deferred Tax Assets	$357,514
Net Long-Term Deferred Tax Assets	604,956

Net Deferred Tax Assets	$962,470

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
NOTE 10. RELATED PARTY TRANSACTIONS
NOTE PAYABLE — RELATED PARTY
ST, LLC had unsecured promissory notes to the majority stockholder of the company totaling $3,405,062 at March 31, 2008, the proceeds of which have been used to meet operating funding requirements. Accrued interest on this note totaled $915,541 and is included as a related party note payable on the accompanying consolidated balance sheets as of September 30, 2008. On June 1, 2008, the majority shareholder exchanged notes in the amount of $3,405,062 for Class A capital in ST, LLC. The accrued interest of $915,541 was converted to a note with the same terms as the previous notes, due on demand after 10 years, with interest accrued annually at 10%. Accrued interest on this note totaled $30,518 as of September 30, 2008, which is included in the related party payable.
OTHER RELATED PARTY TRANSACTIONS
PCTS’s president is also the majority owner of a company that provides materials related to the Company’s passive tracking technologies. The Company paid this vendor approximately $110,000 for the nine months ended September 30, 2008 for these materials. Amounts due this related party vendor totaled $2,617 and $77,992 as of September 30, 2008 and December 31, 2007, respectively. These amounts are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
ACCOUNTS RECEIVABLE — RELATED PARTY
Included in accounts receivable on the condensed consolidated balance sheets at September 30, 2008 is $214,646 due from AVM, L.P. This amount was collected in October, 2008.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, increased approximately 16% in the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, due to the completion of implementation projects at certain hospitals.
The operating loss for the nine months ended September 30, 2008, was approximately $5,400,000 compared to an operating loss for the nine months ended September 30, 2007, of $5,900,000. This reduction in operating loss of approximately $500,000 was largely due to an increase in revenue from software licensing fees.
During the quarter ended September 30, 2008, other income increased by approximately $88,000, primarily driven by the Company’s interest in BioSafe Systems, whose income was approximately 139% greater than for the same period of 2007. The results of operations from the Company’s interest in AVM Ltd., was income of approximately $537,000 in the third quarter of 2008 compared to income of $693,000 for the quarter ended September 30, 2007. The reduced results were due to the reduced ownership in AVM, Ltd.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position increased $12,708 in the nine months ended September 30, 2008, compared to an increase of $472,820 during the comparable period in 2007. Net cash flow used in operations for the nine months ended September 30, 2008, was approximately $3.9 million, compared with cash used in operations of approximately $4.9 million for the nine months ended September 30, 2007. The primary reason for the approximate $1 million difference is a decrease in operating costs and the recognition of deferred revenues associated with completed implementation contracts.
Net cash provided by financing activities was approximately $1,400,000 for the nine months ended September 30, 2008, compared to cash provided by financing activities of approximately $4,100,000 for the nine months ended September 30, 2007. Net cash provided by financing activities in both periods were primarily affected from investments from the minority shareholder amounting to approximately $1,225,000 and $4,815,000 for the quarters ended September 30, 2008 and 2007, respectively. Cash provided by financing activities was offset by the conversion of notes payable to a related party Class A member of St, LLC.
Net cash provided by investing activities relates primarily to the distribution from AVM of approximately $2,500,000 for the nine months ended September 30, 2008. This compares to net cash provided by investing activities for the nine months ended September 30, 2007, of approximately $1,300,000. The distribution from AVM for the quarter ended September 30, 2007, was $692,752.
The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in AVM for the nine months ended September 30, 2008, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point that Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $2 million to $3 million during the next two years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC will be available from the Company’s interest in AVM and BioSafe.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.

OUTLOOK
Based on AVM’s operations over the past five years, management expects continued annualized return in 2008 on its interest in AVM; however, there is no guarantee that the annualized return in the third quarter of 2008 will be maintained throughout fiscal 2008.
Consulier International, Inc., continues to develop new retail and distribution outlets locally, nationally and internationally. However, sales of that company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have decreased for the nine months ended September 30, 2008, by 14% over the comparable 2007 period.
In the third quarter, Patient Care Technology Systems (PCTS) continued to manage implementations of its automatic tracking software, several of which are scheduled for Q4 completion. In the quarter ended September 30, 2008, PCTS completed the upgrade of its Amelior EDTracker® system at Albert Einstein Medical Center replacing the original infrared/RF-based locating hardware with an ultrasound indoor positioning system from business partner, Sonitor Technologies, joined the HP Developer and Solution Partner program and registered the Amelior EDAdvisor® brand name.
PCTS currently supports 25 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 67 implementations representing over 1.8 million annual patient encounters.
The Company’s income from its interest in BioSafe was $496,496 for the nine months ended September 30, 2008, compared to income of $418,910 for the nine months ended September 30, 2007. Total revenue for the quarter ended September 30, 2008, increased by 36% compared with the previous quarter, led by the sanitation market, which increased by 178%. The Company expects continued sales growth and continued success with cost containment.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Subject to the limitations, and based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, the disclosure controls are not effective as a result of the material weakness discussed in Item 8A, “Controls and Procedures” of our Annual Report on Form 10-KSB for the year ended December 31, 2007.
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
Except for such corrective actions, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share plus brokerage fees. In January 2008, the Company adopted a second plan to repurchase up to an additional 50,000 shares of its common stock on the open market at a price not to exceed $3.50 plus brokerage fees. Since April, 2007 through September 30, 2008, the Company repurchased 81,667 shares of its common stock. The following table sets forth the information on the repurchases of stock during the quarter ended September 30, 2008.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum number (or
			Total number of	approximate dollar
			shares (or units)	value) of shares
	(a)		purchased as part	(or units) that may
	Total number of	(b)	of publicly	yet be purchased
	shares (or units)	Average price paid	announced plans or	under the plans or
Period	purchased	per share (or unit)	programs	programs
Month #7 July 1-31, 2008	0	n/a	0	8,563
Month #8 August 1-31, 2008	0	n/a	0	8,563
Month #9 Sept. 1-30, 2008	0	n/a	0	8,563
Total	0		0

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

CONSULIER ENGINEERING, INC. (Registrant)
Date: November 14, 2008	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: November 14, 2008	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)