Form 10-K
period 2008-12-31
CONSULIER ENGINEERING INC
filed 2009-04-15
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-17756
CONSULIER ENGINEERING, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2556878

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2391 Old Dixie Highway, Riviera Beach, Florida	33404

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:	(561) 842-2492

Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.01 par value Redeemable Warrants
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          ☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).          Yes ☐     No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of July 31, 2008, the last business day of the registrant’s most recently complete second fiscal quarter, was $3,055,488, based on a price of $4.10 per share.
APPLICABLE ONLY TO CORPORATE REGISTRANTS
As of April 7, 2009, there were 5,294,748 outstanding shares of common stock, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

CONSULIER ENGINEERING, INC.
REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
     i

PART I

ITEM 1.	BUSINESS
GENERAL DEVELOPMENT OF BUSINESS
In June 1985 Consulier Engineering, Inc. (“Consulier” or the “Company”) was incorporated in Florida. Consulier is engaged through its subsidiaries in the distribution of Captain Cra-Z Soap™ and in developing data-based integrated emergency room information systems. Consulier also holds minority interests in a securities broker-dealer and a company that develops environmental pesticide alternatives. Consulier’s corporate office is located in Riviera Beach, Florida, and its telephone number is (561) 842-2492.
DESCRIPTION OF BUSINESS SEGMENTS
Environmental Products
Consulier owns a 40% equity interest in BioSafe Systems, LLC. (“BioSafe”), a Connecticut limited liability company. BioSafe develops and markets environmentally safe products and alternatives to traditionally toxic pesticides and is engaged in introducing an algaecide/fungicide product into the commercial greenhouse/nursery market. Consulier holds one of the three positions on BioSafe’s Board of Managers. BioSafe had revenues of $8,188,228 and $7,932,600 in 2008 and 2007, respectively.
Data-Based Integrated Emergency Room Information Systems
In August 2002 the Company purchased a 14.25% interest in Systems Technologies, LLC (“ST, LLC”), a Nevada limited liability company. During the year ended December 31, 2008, the Company made additional contributions to ST, LLC of $3,303,500. As of December 31, 2008, the Company had a 51% interest in ST, LLC, and accordingly its financial statements are consolidated with the Company’s.
ST, LLC is a member of Patient Care Technology Systems, LLC, a California limited liability company (“PCTS”). At December 31, 2008, ST, LLC’s primary asset was its 75% ownership interest in PCTS. ST, LLC’s operating agreement provides that the Company is allocated losses to the extent that the Company has made capital contributions during any year or since inception. Consequently, the loss allocated to the Company may be less than its percentage membership interest. Warren Mosler, who is the Company’s Chairman, a director, and principal shareholder, has a 23.6% membership interest in ST, LLC, so that his and the Company’s ownership interest aggregates 74.6%. The Company can require Mr. Mosler to purchase its interest in ST, LLC for cash equal to the Company’s total capital account in ST, LLC at any time with 60 days written notice. Management periodically evaluates ST, LLC’s (which are essentially PCTS’) projections and related assumptions regarding its operations and compares actual results to these projections. Should actual results be significantly less than the projections, a writedown might be considered necessary.
PCTS markets the Amelior™ patient care systems, which are data-based integrated emergency room information systems and automatic tracking technology for emergency departments and operating rooms. In addition, PCTS markets paper templates that can be used by hospital emergency departments that are not ready to convert to a data-based computerized integrated information system. During 2008, PCTS focused on acquiring new products and marketing and selling its Amelior™ systems, greatly expanded and upgraded its sales force, and by year end had fully operational installations in 26 facilities which can serve approximately 1,800,000 patients annually. In February 2008, 3M Company and PCTS entered into a Teaming Agreement under which 3M markets and sells Amelior Patient care systems to 3M customers on a global basis.

AVM, L.P.
Consulier owns a 6.3% equity interest in AVM, L.P. (“AVM”), a broker-dealer formed in October 1983 as an Illinois limited partnership and located in West Palm Beach, Florida. AVM is registered with the Commodity Futures Trading Commission as an Introducing Broker (IB) and conducts its IB business with other broker-dealers on a fully-disclosed basis. AVM is generally engaged in the brokerage of U.S. Government securities, other fixed income instruments, and arbitrage transactions. Warren B. Mosler (“Mosler”), Consulier’s Chairman and majority shareholder, is one of the founders of AVM and is a member of the general partner of AVM.
As of December 31, 2008 and 2007, Consulier’s limited partnership interest represented approximately 6.3% and 7.5%, respectively of AVM’s total partnership capital. AVM’s allocation of the partnership’s income to its partners varies based on amounts of appreciation of the partnership’s assets and operating profits of the partnership. Based on earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5.0% of AVM’s earnings in 2008 and approximately 5.3% in 2007, amounting to $3,425,442 and $2,621,375 for 2008 and 2007, respectively.
CORPORATE SEGMENT
Consulier’s corporate segment includes management and finance activities as well as consulting, engineering, new product development and business management. The Company’s only wholly-owned subsidiary, Consulier International, Inc., markets and distributes Captain Cra-Z Soap™, a hand and all-purpose cleaner.

ITEM 1A.	RISK FACTORS
A smaller reporting company is not required to provide the information required by this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
A smaller reporting company is not required to provide the information required by this item.

ITEM 2.	PROPERTIES
Consulier’s headquarters are located in Riviera Beach, Florida, and occupy approximately 500 square feet in an office building owned by Mr. Mosler.
Consulier owns a 47,000 square foot industrial warehouse in Medley, Florida, which is leased to Southeast Automotive Acquisition Company, a former subsidiary, for a five (5) year term which commenced on July 1, 2002, with an initial base rent of $10,000 per month. The lease contains provisions for annual CPI rental increases and two options to renew for additional terms of five years each. The first option was exercised on July 1, 2007, with a new base rent of $12,405. The lease was temporarily amended (for a period of 24 months) on January 1, 2009, with a base rent of $4,673, due to the current financial environment.

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held an annual meeting of its shareholders on November 18, 2008. At the meeting Warren B. Mosler, Alan R. Simon, Skender Fani, James Combias, and Jean-Pierre Arnaud were elected directors and the appointment of Berenfeld, Spritzer, Shechter & Sheer LLP as the Company’s auditors for the year ended December 31, 2008, was ratified. Each director received 5,354,071 votes in favor of his election. There were no votes against the director’s election and 50,800 abstentions.
The appointment of Berenfeld, Spritzer, Shechter & Sheer LLP received 5,399,822 votes in favor, 4,074 against, and 946 abstentions.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET PRICE AND DIVIDENDS
The following table sets forth, for the periods indicated, the high and low bid prices for Consulier’s common stock as reported by NASDAQ.

Year End December 31, 2007	High	Low
First Quarter	6.85	4.11
Second Quarter	5.02	3.72
Third Quarter	4.98	3.25
Fourth Quarter	5.00	3.73

Year End December 31, 2008	High	Low
First Quarter	5.15	3.42
Second Quarter	4.00	3.50
Third Quarter	4.32	3.60
Fourth Quarter	5.55	3.25
Such quotations reflect inter-dealer prices, without retail markup, markdown or commission. Such quotes do not necessarily represent actual transactions or the value of the Company’s securities, and are, in all likelihood, not based upon any recognized criteria of securities valuation as used in the investment banking community.
As of December 31, 2008, there were 5,485,122 shares of the Company’s common stock issued and 5,294,748 shares outstanding. Of those shares, 4,176,926 shares were “restricted” securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering On November 15, 2007, the SEC adopted changes to Rule 144 which took effect on February 15, 2008. Rule 144, as amended, provides that a person who is not affiliated with the Company and who holds restricted securities for six months may generally sell such shares without restriction. A person who is affiliated with the Company and who has held restricted securities for six months will be able to sell such shares in brokerage transactions, subject to limitations based on the number of shares and trading volume and other limitations set forth in Rule 144. The sale of such restricted shares could have a depressive effect on the price of our common stock in the open market.

As of March 8, 2009, there were approximately 91 record shareholders of Consulier’s common stock. However, a significant number of shares of the Company’s common stock are held in “street name” by brokers on behalf of shareholders and may therefore be held by many beneficial owners.
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
Options to purchase 61,232 shares of Consulier’s common stock by employees were exercised in fiscal 2000. Loans totaling $76,540 were made to these employees for a term up to five years at an 8% annual interest rate for the exercise. At December 31, 2008, $6,651 remains outstanding and is recorded as notes receivable for common stock, included as a reduction of stockholders’ equity.
PURCHASES OF EQUITY SECURITIES
During 2008 the Company purchased 45,112 shares of Common Stock for $161,136, or approximately $3.57 per share.
NASDAQ CAPITAL MARKET LISTING
Consulier’s common stock (symbol: CSLR) is listed on the NASDAQ Capital Market and has been traded on NASDAQ since Consulier’s initial public offering in May 1989.

ITEM 6.	SELECTED FINANCIAL DATA
A smaller reporting company is not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
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
These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties which could cause actual results to differ materially from those contained in any forward-looking statement. Among other things, continued unfavorable economic conditions may impact market growth trends or otherwise impact the demand for our Subsidiaries’ products and services and competition from existing and new competitors and producers of alternative products will impact our Subsidiaries’ ability to penetrate or expand our presence in new or growing markets.
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
REVENUE RECOGNITION
The Company derives revenue from the following sources: (1) licensing and sale of data based integrated emergency room information systems and passive tracking technologies, which includes new software license and software license updates and product support revenues, and (2) services, which include consulting, advanced product services and education revenues.
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
Many of the Company’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions, as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g. consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
Revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.

If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.
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
RESULTS OF OPERATIONS
CONSOLIDATED OPERATING RESULTS FROM CONTINUING OPERATIONS. During the twelve months ended December 31, 2008, revenues increased from $2,177,865 to $2,911,975 over the prior twelve months as a result of an increase in revenue from PCTS. Total operating costs and expenses decreased by $744,934, primarily as a result of the reduced expenses of PCTS.
Installations of the PCTS core product line of electronic tracking and documentation solutions now total 26. Including its non-core solutions, PCTS supports a total customer base of 66, representing over 1,800,000 million annual patient encounters.

The Company had net other income, consisting primarily of investment income and net undistributed income of equity investees less interest expense totaling $3,528,000 in 2008, compared to net other income of $2,823,655 during 2007. The primary reason for the increase in net other income was the increase in the Company’s income from AVM.
AVM. Income from Consulier’s interest in AVM was $3,425,442 in 2008, a 31% increase from 2007 income of $2,621,375. These represent an annualized return of 220% and 141%, respectively, on Consulier’s average investment during each of the years ended December 31, 2008 and 2007.
BIOSAFE. The Company had net undistributed income from BioSafe of $120,228 in 2008, a decrease from the net undistributed income of $369,250 from its BioSafe investment in 2007. This amount represents the Company’s 40% interest in BioSafe’s net income of approximately $303,000 in 2008, compared to $923,235 in 2007. The Company received distributions from BioSafe of $167,590 during 2008 compared to $134,000 in 2007.
BioSafe’s sales volume had increased by 2.3% over the previous year. Gross profit percentage decreased during the same period by 3.5%. New products have continued to be well received in the aquatic and home and garden market segments, which closed the year at a 28% increase from 2007 sales.
OUTLOOK FOR 2009
Based on AVM’s operations over the past five years, management expects continued annualized returns in 2009 similar to prior years on its interest in AVM; however, there is no guarantee that the expected annualized return will continue in fiscal 2009 or any other period.
Consulier International, Inc. has been researching additional products to add to its portfolio and plans to continue its research and new product development during 2009 and to continue to develop new marketing materials and new retail and distribution outlets locally, nationally and internationally for its Captain Cra-Z Hand and All Purpose Cleaner throughout 2009. Consulier’s web site has become a source of on-line internet retail sales and continues to be a good lead generator, with applications for distribution being received through the site from countries all over the world.
In the fourth quarter, Patient Care Technology Systems (PCTS) successfully implemented its automatic tracking system in the perioperative suite at Carondelet St. Joseph’s Hospital in Tucson and announced its ongoing use in the emergency department at sister facility Carondelet St. Mary’s Hospital. Additional implementations of automatic tracking and emergency department clinical documentation continue to progress for Q1 & Q2 2009 deployments. In January, PCTS will complete its implementation to support invasive cardio-vascular patient flow at Providence St. Vincent Medical Center (PSVMC) in Portland. In Q4, PCTS signed an agreement with PSVMC to install full automatic tracking capabilities in its radiology department. PCTS also signed a contract to pilot its software in its first non-U.S. based installation — at a leading UK-based health care facility. PCTS signed a co-marketing agreement with leading metro-New York networking company, Computer Design and Integration. PCTS CEO, Tony Marsico presented at an international conference on RFID/RTLS technologies and PCTS staff and customers presented at regional events. PCTS and two of its leading customers were highlighted in a Wall Street Journal article profiling the growth of the automatic tracking category. PCTS hired a new Vice President of Sales and Business Development, Jaime Ojeda, formerly of The 3M Company’s Track and Trace division. PCTS more than doubled the size of its principal offices located in Charlotte, North Carolina by relocating locally.
PCTS currently supports 26 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 66 implementations representing over 1.8 million annual patient encounters.

The financial position of BioSafe remains strong. The majority of market segments had decreased sales in 2008 compared with 2007, with the exceptions of the sanitation and aquatics markets. These two markets showed significant growth with increased sales over 125% each and associated costs rising only 43% and 24%, respectively. With continued efforts to find new applications in municipal water and waste water and increasing their coverage, BioSafe expects continued growth in these markets.
The year ended with net income decreasing over 63% from the prior year, but still positive. This decrease was due to expenses increasing more than 41% over the percentage increase in sales. BioSafe Systems feels that the repressed economy played a major factor in this outcome. However, the company expects to see a slight increase in sales and a return to historical net profit for 2009.
LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, Consulier had cash of $270,192, compared to $333,024, at December 31, 2007, a decrease of $62,832. Net cash used by operations was $4,792,154 in 2008, compared to net cash used in operations of $6,182,763 in 2007. The decrease in cash used in operations was a direct result of an increase in the number of hospitals utilizing the Company’s software, coupled with management’s focus on reducing operating cash flow.
Cash flow during 2008 provided by financing activities was $980,370, compared to the 2007 cash flow provided by financing activities of $4,517,587. In 2008 related parties payable was reduced by $579,990.
Net cash provided by investing activities was $3,748,952 in 2008, compared to net cash provided by investing activities of $1,756,772 in 2007. This was primarily caused by an increase in partnership distributions from AVM and BioSafe.
The ability of Consulier to continue to generate cash flow in excess of its operating requirements depends, in the short term, almost entirely on the performance of its interest in AVM, which Consulier cannot predict with assurance. However, Consulier does not expect that its cash flow from AVM will decline to the point where Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC and estimates an additional investment of $5 million to $7 million during the next 3 years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC, will be available from the Company’s interests in AVM and BioSafe.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.
IMPACT OF INFLATION AND CHANGING PRICES
Management does not consider the impact of inflation on Consulier’s operations to be material. The operating segments of its businesses had inventories of $120,859 as of December 31, 2008. Considering the dollar value of inventory and the gross profit margins generated by sales, moderate rates of inflation should have little, if any, effect on the business. Product development expenditures will be significantly reduced, but such expenditures should not be significantly affected by inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A smaller reporting company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the table of contents to Financial Statements on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer has concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported.
Management’s Annual Report on Internal Control over Financial Reporting
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management concluded that as of December 31, 2008, no material weaknesses in internal control over financial reporting were identified.
Based on the assessment described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.
This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2008, the material weaknesses identified for the year ended December 31, 2007, described below, were remediated.
1.	Deficiencies in the Company’s Control Environment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness existed because of the aggregate effect of deficiencies in internal control which affected the Company’s control environment, including: (a) the lack of a formalized review process by management of operations, (b) the lack of a financial expertise at the Company’s operating subsidiary, and (c) the absence of a whistleblower hotline.

2.	Deficiencies in the Company’s subsidiary, Patient Care Technology Systems, LLC (“PCTS”), Accounting System Controls. The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. These deficiencies included: (a) inadequate review of journal entries and disbursements, (b) the lack of independent review of balance sheet account reconciliations and supporting calculations, (c) inadequate review of subsidiary operations as well as consolidated company financial statements, income tax calculations, and disclosure checklist, (d) revenue recognition and sales cut-off, and (e) inadequate communication between management and the accounting department.

3.	Deficiencies in Segregation of Duties at PCTS. This material weakness existed because of the aggregate effect of multiple deficiencies concerning segregation of duties which may have caused a material financial statement misstatement to be caused, or at least not be detected in a timely manner. At PCTS, the following duties were not segregated adequately: (a) generating and posting of journal entries, (b) generation, and approval and processing of payroll, (c) completion of accounts payable reconciliations and the processing and approval of payments, and (d) processing and approval of sales transactions and customer receipts.

During the year ended December 31, 2008, the weaknesses described above have been fully remediated as a result of specific management actions. These actions included the formalization and documentation of certain Company procedures with respect to the review and oversight of financial reporting. The Company has also obtained the services of qualified individuals with appropriate U.S. GAAP experience, and implemented financial reporting timelines and checklist processes to assist in the timely gathering and review of companywide payroll information. Additionally, management has implemented policies and procedures to facilitate employee communications as part of a whistleblower program. The Company has also implemented procedures such as account reconciliations in key areas, and expanded senior management reviews and analyses, including the review of journal entries, to create a more robust financial reporting process.
Except for the changes in our internal control over financial reporting described above which were implemented to remediate the material weaknesses noted for the year ended December 31, 2007, there were no other changes in internal control that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS

			Positions and Offices Held and
Director			Principal Occupation or Other
Name	Age	Since	Employment during the Past Five Years

Warren B. Mosler	59	1985	Chairman of the Board, 1985 to present. President and Chief Executive Officer, June 1985 to May 1994, and from February 1999 to the present. Principal in AVM, L.P., and a broker/dealer engaged in arbitrage and government securities trading, 1983 to present.

Alan R. Simon, Esq.	58	1985	General Counsel, Treasurer and Secretary since November 2001. 1982 to present, private practice of law in Palm Beach Gardens, Florida. President of Consulier International, Inc., since 2005.

James Combias	45	2007	James Combias, age 45, is the co-manager of the Jupiter Capital Advisors, LP. Prior to this he was a Managing Director and head trader for HSBC Bank’s Government Bond trading desk in New York City, Managing Director and Head Trader for Merrill Lynch’s Government Bond trading desk and senior trader on the Government Bond trading desks at D.L.J., Morgan Stanley, and Lehman Brothers. Mr. Combias was born and raised in Summit, N.J., and graduated Hobart College in 1985 with a degree in Economics.

Jean-Pierre Arnaud	61	2005	Mr. Arnaud worked for Eastman Kodak Company in the USA and UK in various areas involving health imaging, including manufacturing, sales, marketing, and management. In 1991 Mr. Arnaud performed financial auditing services for Fotcor (Brazil). During 1991, he received his M.A. in International and Public Affairs, International Business and Finance from Columbia University.

Dr. Skender Fani	69	1999	Dr. Fani is the Chairman of the Board of Otis Elevators, Austria. Dr. Fani is a corporate lawyer in Austria, also specializing in sports and entertainment law. For the past 20 years he has represented top sports and entertainment personalities throughout Europe.
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
Warren B. Mosler, 59, is the Chairman of the Board of Directors. Mr. Mosler has served as Chairman since the inception of Consulier and as Chief Executive Officer from inception to March 1989 and from August 1989 to May 1994. In February 1999 Mr. Mosler reassumed the positions of President and Chief
Executive Officer. Since 1983, Mr. Mosler has been a principal in AVM, LP, a broker/dealer engaged in arbitrage and government securities trading in West Palm Beach, Florida.
Alan R. Simon, 58, is a director, and has served as the Company’s General Counsel and its Secretary-Treasurer since November 2001. He has been in the private practice of law in Boca Raton, Florida since 1982, and relocated his practice to Palm Beach Gardens, Florida in 2001. He is President of Consulier International, Inc.
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
CODE OF BUSINESS CONDUCT AND ETHICS
The Company has adopted a comprehensive code of ethics that applies to its principal officers and persons performing similar functions.
The Company is committed to sound principles of corporate governance. The Company has adopted standards of business conduct applicable to all of its Board members and employees, including the Chief Executive Officer and the Secretary/Treasurer.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the year ended December, 2008, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
The following table sets forth the aggregate compensation paid to Consulier’s Chief Executive Officer for the last three years:
SUMMARY COMPENSATION TABLE

Name & Principle Position	Fiscal Yr	Salary	All other compensation
Warren B. Mosler	2008	$75,000	$—
Chairman of Board	2007	$75,000	$—
President & CEO	2006	$75,000	$—
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
There were no stock options/SARs granted to executive officers during 2008.
AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
No stock options/SARs were exercised during 2008. No stock options/SARs were outstanding at December 31, 2008.
LONG-TERM INCENTIVE AND PENSION PLANS
On January 1, 1998, employees of Consulier became members of the Mosler Auto Care Center, Inc. 401(k) Retirement Plan (the “Plan”). The Plan allows employees to save up to 15% of their gross pay. Consulier may match a percentage of the employees’ savings contributions or provide more money, through discretionary contributions. During 2008 and 2007 there were no matching or discretionary contributions made by the Company to employees’ accounts. The benefit derived by employees was the tax deferral on earnings until they receive them as benefits. Mr. Mosler and the directors do not participate in this Plan.
The employees of Patient Care Technology Systems (which is 75% owned by Consulier’s ST, LLC. subsidiary) are members of a 401(k) retirement plan. This plan allows employees to save up to 100% of compensation to a maximum of $15,000 as prescribed by the Internal Revenue Service code. The Company does not contribute to the plan or match any employee contribution.
COMPENSATION OF DIRECTORS
Directors are compensated $100 for attendance at each Board of Directors’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The table below sets forth information with respect to the beneficial ownership of the Company’s common stock by (i) each person who is known to be the beneficial owner of more than five percent of the Company’s common stock, (ii) all directors and nominees, (iii) each executive office, and (iv) all directors and executive officers as a group.
Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares. The Company does not believe that any shareholders act as a “group,” as that term is defined in Section 13(d) (3) of the Exchange Act.
As of March 8, 2009, the Company had issued and outstanding 5,294,748 shares of common stock.

	Name & Address	Amt & nature of	Percent of Class
Title of Class	of Beneficial Owner	beneficial ownership	at Dec 31, 2008

Common Stock	Warren B. Mosler (1)(2)	4,427,826	83.63%
	5000 Estate Southgate Christainsted, USVI 00820

Common Stock	Alan R. Simon (1)(2)	190,000	3.59%
	8295 North Military Trail, Suite C Palm Beach Gardens, FL 33410

	Total	4,617,826	87.22%

(1)	Director

(2)	Executive Officer

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
INDEPENDENT DIRECTORS
The Board of Directors has determined that Messrs. Combias, Arnaud, and Fani are independent directors within the meaning of Nasdaq Rule 4200(15).
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

AUDIT COMMITTEE FINANCIAL EXPERT
The Company’s board of directors does not have an “audit committee financial expert,” within the meaning of SEC Regulation S-K, Item 407(d)(5)(i), serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has attained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”
MEETINGS OF THE BOARD OF DIRECTORS
The Board of Directors met as needed during the year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
AUDIT FEES
The aggregate audit fees billed to Consulier by Goldstein Lewin & Co. for professional services rendered for the audited annual financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007, and for the review of quarterly financial statements included in our quarterly report on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 was $203,556. Fees billed by Berenfeld, Spritzer, Shechter & Sheer LLP for the review of the quarterly financial statements for the quarter ended September 30, 2008 was $10,000.
AUDIT-RELATED FEES
None.
TAX FEES
None.
ALL OTHER FEES
None.

PART IV

ITEM 15.	EXHIBITS, FINACIAL STATEMENT SCHEDULES
The following exhibits designated with a footnote reference are incorporated hereby by reference to a prior registration statement or a periodic report filed by the Registrant pursuant to Section 13 or 15(d) of the Exchange Act:

Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-Laws (1)
4.1	Form of Common Stock Certificate (1)
10.1	Tandem Stock Option Plan (1)
10.2	Incentive Stock Option Plan (1)
10.3	Exchange Agreement between the Company and Warren B. Mosler Dated July 17, 2006 (1)
10.4	Exchange Agreement between the Company and Warren B. Mosler Dated September 29, 2006 (1)
14.0	Code of Ethics (1)
21.0	Subsidiaries of the Registrant (1)
31.1	Section 302 Certificate of Chief Executive Officer (2)
31.2	Section 302 Certificate of Chief Financial Officer (2)
32.1	Section 906 Certificate of Chief Executive Officer (2)
32.2	Section 906 Certificate of Chief Financial Officer (2)

(1)	Previously filed.

(2)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSULIER ENGINEERING, INC.

Dated: April 15, 2009	By:	/s/ Warren B. Mosler
Warren B. Mosler, President
Chairman of the Board of Directors, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Warren B. Mosler Warren B. Mosler	Chairman of Board of Directors President & Chief Executive Officer	April 15, 2009
/s/ Alan R. Simon Alan R. Simon	Secretary, Treasury	April 15, 2009
/s/ James S. Combias James S. Combias	Director	April 15, 2009
/s/ Skender Fani Skender Feni	Director	April 15, 2009
/s/ Jean-Pierre Arnaud Jean-Pierre Arnaud	Director	April 15, 2009

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
FORM 10-K ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida
We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2008 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Berenfeld Spritzer Shechter & Sheer LLP
Certified Public Accountant

April 15, 2009
Ft. Lauderdale, Florida

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Consulier Engineering, Inc. and Subsidiaries
Riviera Beach, Florida
We have audited the accompanying consolidated balance sheet of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consulier Engineering, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Goldstein Lewin & Co.
Certified Public Accountant

April 15, 2008
Boca Raton, Florida

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$270,192	$333,024
Receivables	1,266,429	927,574
Inventories	117,831	40,987
Deferred Implementation Costs	2,293,464	2,024,785
Other Current Assets	252,385	89,663
Deferred Income Taxes	364,615	291,208

Total Current Assets	4,564,916	3,707,241
PROPERTY AND EQUIPMENT, Net	1,316,638	1,473,287
CAPITALIZED SOFTWARE DEVELOPMENT COSTS	—	215,204
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,629,017	3,091,930
DEFERRED INCOME TAXES	496,393	541,988
INTANGIBLE ASSETS	367,838	847,339
OTHER ASSETS	50,898	30,693

TOTAL ASSETS	$9,425,700	$9,907,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,812,163	1,340,484
Income Tax Payable	—	79,932
Unearned Revenue	1,102,902	822,659
Related Party Payable	201,992	773,646

Total Current Liabilities	3,117,057	3,016,721

NOTES PAYABLE — RELATED PARTY	968,948	3,405,062
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,657,661	232,000
STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851	54,851
Additional Paid-in Capital	4,117,221	4,117,221
Accumulated Deficit	(894,360)	(461,135)

	3,277,712	3,710,937

Less:
Treasury Stock, Cost - 190,374 and 145,262 Shares in 2008 and 2007, respectively	(589,027)	(427,891)
Notes Receivable for Common Stock	(6,651)	(29,147)

Total Stockholders’ Equity	2,682,034	3,253,899

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$9,425,700	$9,907,682

See notes to the consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue:
Software Licensing Fees	$2,889,879	$2,152,579
Other Revenue	22,096	25,286

Total Revenue	2,911,975	2,177,865

Operating Costs and Expenses:
Cost of Revenue	1,087,316	1,351,630
Payroll and Related Expense	4,106,157	4,325,138
Selling, General and Administrative	2,487,245	2,430,100
Professional Services	776,397	1,171,135
Depreciation and Amortization	1,126,385	1,066,291

Total Operating Costs and Expenses	9,583,500	10,344,294

Operating Loss	(6,671,525)	(8,166,429)

Other Income (Expense):
Investment Income — Related Parties	3,425,442	2,621,375
Interest Expense	(200,053)	(350,161)
Net Undistributed Income of Equity Investees	120,228	369,250
Other Income	166,983	183,191
Gain on Disposal of Equipment	15,400	—

Total Other Income (Expense)	3,528,000	2,823,655

(Loss) from Operations Before Minority Interest and Income Taxes	(3,143,525)	(5,342,774)

Minority Interest in Consolidated Subsidiary Losses	2,670,065	5,590,393

Income (Loss) from Operations Before Income Taxes	(473,460)	247,619

Benefit from (provision for) Income Taxes	40,235	(481,455)

Net (Loss)	$(433,225)	$(233,836)

(Loss) Per Share — Basic and Diluted	$(0.08)	$(0.04)

Average shares outstanding-basic and diluted	5,305,158	5,365,837

See notes to the consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
DECEMBER 31, 2008 AND 2007

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2006	5,485,122	$54,851	104,936	$(264,512)	$4,107,503	$(227,299)	$(6,651)	$3,663,892

Purchase of Treasury Stock			46,325	(176,157)		—	—	(176,157)

Sale of Treasury Stock	—	—	(5,999)	12,778	9,718	—	(22,496)	—

Net (Loss)						(233,836)		(233,836)

Balance, December 31, 2007	5,485,122	54,851	145,262	(427,891)	4,117,221	(461,135)	(29,147)	3,253,899

Purchase of Treasury Stock	—	—	45,112	(161,136)	—	—	—	(161,136)

Collection of Notes Receivable for common stock	—	—				—	22,496	22,496
Net (Loss)	—	—	—	—	—	(433,225)	—	(433,225)

Balance, December 31, 2008	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(894,360)	$(6,651)	$2,682,034

See notes to the consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Operating Activities:
Net (Loss)	$(433,225)	$(233,836)
Adjustments to Reconcile Net (Loss) to Net Cash (Used in) Operations:
Depreciation and Amortization	1,126,385	1,066,291
(Gain) Loss on Sale of Equipment	(15,400)	—
Minority Interest in consolidated Subsidiary Losses	(2,670,065)	(5,590,393)
Write-off of Notes Receivable — Related Parties	—	200,000
Undistributed Income of Equity Investee	(120,228)	(369,250)
Investment Income	(3,425,442)	(2,621,375)
Accrued Interest on Notes Payable — Related Party	968,948	340,548
Deferred Income Taxes	(27,812)	360,854
Changes in Operating Assets and Liabilities:
Decrease (Increase) in Receivables	(338,855)	27,427
Decrease (Increase) in Income Tax Receivable	—	651,068
Decrease (Increase) in Inventories	(76,844)	16,854
Decrease (Increase) in Deferred Implementation Costs	(268,679)	(275,685)
Decrease (Increase) in Other Current Assets	(162,722)	104,671
Decrease (Increase) in Other Assets	(20,205)	(30,693)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	471,679	(177,728)
Increase (Decrease) in Deferred Revenue	280,243	268,552
Increase (Decrease) in Income Taxes Payable	(79,932)	79,932

Net Cash (Used in) Operations	(4,792,154)	(6,182,763)

Investing Activities:
Distributions from Partnership Interest	4,008,583	2,224,191
Purchase Price Adjustment to Intangible Asset	—	(232,000)
Acquisition of Property and Equipment	(259,631)	(81,525)
Acquisition of Software Upgrades	—	(153,894)

Net Cash Provided by Investing Activities	3,748,952	1,756,772

Financing Activities:
Proceeds from Minority Shareholder in ST, LLC	1,699,000	5,590,393
Repayments of Notes Payable-Related Party	—	(96,649)
Proceeds from Notes Receivable for Treasury Stock	22,496	—
Decrease (increase) in Related Party Payable	(579,990)	—
Purchase of Treasury Stock	(161,136)	(176,157)
Repayments to Line of Credit, Net of Proceeds	—	(800,000)

Net Cash Provided by Financing Activities	980,370	4,517,587

Increase (Decrease) in Cash and Cash Equivalents	(62,832)	91,596
Cash and Cash Equivalents — Beginning of Year	333,024	241,428

Cash and Cash Equivalents — End of Year	$270,192	$333,024

See notes to the consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$—	$18,589

Cash Paid for Income Taxes	$95,359	$40,669

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of Note Payable-Related Party to Class A Stock of ST, LLC	$3,405,062	$—

Write-off of Notes Receivable — Related Parties	$—	$200,000

Assignment of Membership Interest to Minority Shareholder	$—	$232,000

Distributions due from Equity Investments	$—	$385,508

Issuance of Treasury Stock for Subscription Receivable	$—	$22,496

See notes to the consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
ST, LLC, a majority-owned limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Their software technologies track the status and location of patients and assets through wireless badges worn by people and staff or attached to equipment in the emergency department and ancillary areas. Mosler’s ownership in ST, LLC was approximately 24% and Consulier’s ownership was approximately 51% as of December 31, 2008.
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
CASH AND CASH EQUIVALENTS
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash and cash equivalents as of December 31, 2008 and 2007.
ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company evaluates the collectability of its accounts receivable based on a combination of factors. In cases where the Company is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to the Company, the Company records a specific allowance against amounts due to us, and thereby reduces the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and historical experience.
Accounts receivable are customer obligations due under normal trade terms. Management performs continuing credit evaluations of customers’ financial condition and generally does not require collateral. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. The general reserve is based upon historical collection experience, current economic conditions and market conditions. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes its allowance for doubtful accounts as of December 31, 2008 and 2007, is adequate. However, actual write-offs might exceed the recorded allowance.

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
To date, PCTS has relied on a limited number of customers for a substantial portion of its total revenues. PCTS expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The failure to obtain new customers or expand sales through remarketing partners, the loss of existing customers or reduction in revenues from existing customers could materially and adversely affect the Company’s operating results. Approximately 43% of PCTS’ total revenue was derived from four customers during the year ended December 31, 2008 (Note 3).
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
INVENTORIES
Inventories consist of finished goods, and are stated at the lower of cost (first-in, first-out method) or market by analyzing market conditions, current sales prices, inventory costs, and inventory balances. Consulier International evaluates inventory balances for excess quantities and obsolescence on a regular basis by analyzing backlog, estimated demands; inventory on hand, sales levels and other information. Based on that analysis, the Company’s management estimates the amount of provisions made for obsolete or slow moving inventory. As of December 31, 2008 and 2007, no allowance for obsolete or slow moving inventory was deemed necessary by the Company.
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
Amortization is provided on a product-by-product basis over the estimated economic life of the software, not to exceed three years, using the straight-line method. Amortization commences when a product is available for general release to customers. Unamortized capitalized costs determined to be in excess of the net realizable value of a product are expensed at the date of such determination. Amortization expense on capitalized software development costs totaled $303,344 and $183,788 for the years ended December 31, 2008, and 2007, respectively. Accumulated amortization totaled $1,464,561 and $1,161,217 at December 31, 2008 and 2007, respectively.
During 2008 and 2007, the Company required third party expertise for the development of a new data based integrated emergency room information system to enhance the functionality, reliability and flexibility of PCTS’ existing products. For the years ended December 31, 2008 and 2007, research and development costs totaled $421,761 and $817,260, respectively. These expenses are included with professional services in the accompanying consolidated statement of operations.
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
LONG-LIVED ASSETS — IMPAIRMENTS AND DISPOSALS
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company compares the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company records an impairment charge for the difference between the carrying amount of the asset and its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the Company’s incremental borrowing rate or fair value, if available. There were no impairment losses during the years ended December 31, 2008 and 2007.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PARTNERSHIP AND LIMITED LIABILITY COMPANIES INVESTMENTS
The Company’s interests in AVM and Biosafe constitute less than 50% of the ownership of each entity and are accordingly accounted for using the equity method. ST, LLC was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46R”) from December 31, 2004 through March 31, 2005. Effective April 1, 2005, the Company owned in excess of 50% of ST, LLC, and thereby requiring consolidation. The Company owns less than 7% in AVM; however, the Company has the ability to significantly influence this investee under the terms of the partnership agreement. Income or loss is allocated to Consulier based on the partnership and LLC agreements of AVM, BioSafe and ST, LLC. The Company reviews its interest in each of these companies for other than temporary declines in value on a monthly basis by analyzing actual revenue, earnings capacity and estimated future undiscounted cash flows.
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
Effective April 1, 2006, ST, LLC’s operating agreement was amended to create a Class A membership interest. The Class A members are entitled to a cumulative annual priority return of 10% on their investment and cash available for distribution after payment of that return is distributable to all of the members in accordance with their percentage membership interests. In accordance with this amendment to the operating agreement, allocations of losses are based upon historical annual contributions. As of December 31, 2008, the Class A member had invested $18,545,651. Unpaid cumulative priority returns on the Class A membership interest totaled approximately $2,636,117 at December 31, 2008.

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
During the years ended December 31, 2008 and 2007, there were no stock options granted.
REVENUE RECOGNITION
PCTS derives revenue from the following sources: (1) licensing and sale of data-based integrated emergency room information systems and passive tracking technologies, which include new software license and software license updates and product support revenues and, (2) services, which include consulting, advanced product services and education revenues.
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
REVENUE RECOGNITION (CONTINUED)
Many of PCTS’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
PCTS revenue for consulting services is generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. Contracts with fixed or “not to exceed” fees are recognized on a proportional performance basis.
If an arrangement does not qualify for separate accounting of the software license and consulting transactions, then new software license revenue is generally recognized together with the consulting services based on contract accounting using either the percentage-of-completion or completed-contract method. Contract accounting is applied to any arrangements (1) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; (2) where services include significant modification or customization of the software; (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted; or (4) where the software license payment is tied to the performance of consulting services.
Advanced product services revenue is recognized over the term of the service contract, which is generally one year. Education revenue is recognized as the classes or other education offerings are delivered.
For arrangements with multiple elements, PCTS allocates revenue to each element of a transaction based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold separately and for software license updates and product support services, and ongoing revenue is additionally measured by the renewal rate offered to the customer.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
ADVERTISING AND MARKETING COSTS
Advertising costs are expensed as incurred and amounted to $269,420 and $246,892 for the years ended December 31, 2008 and 2007, respectively.
INCOME TAXES
The Company accounts for income taxes under the liability method. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income, and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company’s statement of operations.
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (FIN no. 48). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable associated interest and penalties are also recorded. The tax years 2004-2007 remain subject to examination by major tax jurisdictions.
The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company had no changes in the carrying value of its tax assets or liabilities for any unrecognized tax benefits.
EARNINGS (LOSS) PER COMMON SHARE
Earnings (loss) per common share — basic are computed as net income (loss) divided by the weighted average number of common shares outstanding during the year. Earnings (loss) per common share — diluted are based on the weighted average of common shares and dilutive potential common shares outstanding during the year. Common stock equivalents, if any, are not included in the calculation of diluted earnings (loss) per common share diluted for the years ended December 31, 2008 and 2007, as their effect would be anti-dilutive.

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
RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASV decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The adoption of SFAS 157 has not had a material effect on the Company’s consolidated financial condition or consolidated results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of SFAS 159 has not had a material impact on the Company’s consolidated results of operations or consolidated financial condition.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities which amends SFAS No. 133, and requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for annual or interim reporting periods beginning on or after November 15, 2008.

NOTE 2:	DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of December 31, 2008 and 2007, totaled $2,293,464 and $2,024,785, respectively, and represented equipment purchased for customers, payroll and payroll related expenses for customer contract which have not met certain milestones, customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

NOTE 3:	CONCENTRATION OF CREDIT RISK
The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. The Company places its cash with large financial institutions. Cash held by these financial institutions do not exceed FDIC limits as of December 31, 2008.
The Company grants credit to customers, substantially all of whom are businesses located in the United States and Canada. The Company typically does not require collateral from customers. The Company monitors exposure to credit losses and maintains allowances for anticipated losses considered necessary in the circumstances.
Approximately 43% of the Company’s total revenues were derived from four customers for the year ended December 31, 2008. Customers A, B, C and D represented approximately 12%, 11%, 10% and 10%, respectively of total revenues. Approximately 27% of the Company’s total revenues were derived from two customers for the year ended December 31, 2007. Balances due from these customers represent approximately 52% of trade receivables at December 31, 2008.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4:	RECEIVABLES
Receivables consist of the following as of December 31, 2008 and 2007:

	2008	2007
Trade Receivables	$594,501	$542,067
Due from AVM	504,338	251,507
Due from BioSafe	167,590	134,000

	$1,266,429	$927,574

NOTE 5:	PROPERTY AND EQUIPMENT
Property and equipment consists of the following as of December 31, 2008 and 2007:

	Range of Useful
	Lives (years)	2008	2007
Building & Improvements	40	$869,557	$830,463
Land	n/a	412,000	412,000
Computer Hardware & Software	3~5	3,218,395	1,253,923
Machinery & Equipment	5~7	242,692	639,305
Furniture & Fixtures	5~7	237,125	192,628

		4,979,769	3,328,319

Less accumulated depreciation		3,663,131	1,855,032

		$1,316,638	$1,473,287

Depreciation expense totaled $139,650 and $496,308 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6:	INTANGIBLE ASSETS
Intangible assets at December 31, 2008 and 2007 consist of:

	Range of Useful
	Lives (years)	2008	2007
Customer Lists	3~5	$1,860,723	$1,860,723
Non-Compete Agreements	1	200,000	200,000

		2,060,723	2,060,723

Less accumulated amortization		1,692,885	1,213,384

		$367,838	$847,339

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6:	INTANGIBLE ASSETS (CONTINUED)
Estimated future amortization is as follows:

Year Ending December 31,
2009	$325,621
2010	$42,217

$367,838

Amortization expense totaled $479,501 and $386,195 for the years ended December 31, 2008 and 2007, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS
The limited partnership and limited liability company interests consist of Consulier’s interests in AVM, and BioSafe, respectively.
AVM, L.P
Consulier owned approximately 6.3% and 7.5%, respectively of AVM capital as of December 31, 2008 and 2007. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 5% of AVM’s earnings during 2008 and 2007. Under the partnership agreement, Consulier may withdraw all or any portion of its capital account upon 30 days written notice.
Following is a summary of the financial information of AVM as of and for the years ended December 31:

	2008	2007
	(In thousands)	(In thousands)
Cash	$25,199	$11,922
Due from Brokers	$1,169	$45,569
Securities owned	$157,696	$55,034
Investment in affiliate & other assets	$7,839	$9,930

Total Assets	$191,903	$122,455

Due to Brokers	$568	$43,272
Customer payables & subordinate borrowings	$150,964	$44,931
Other liabilities	$4,424	$2,067
Anticipated partners’ withdrawals	$10,667	$4,328

Total Liabilities	$166,623	$94,598

Partner’s Capital	$25,280	$27,857

Total Liabilities & Partner’s Capital	$191,903	$122,455

Revenue	$121,824	$97,721

Net Income	$69,180	$49,575

Consulier’s share of AVM earnings	$3,425	$2,621

The carrying value of Consulier’s investment in AVM was $1,582,260 and $1,997,810 at December 31, 2008 and 2007, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS (CONTINUED)
BIOSAFE SYSTEMS, LLC
Consulier owns a 40% interest in BioSafe. At December 31, 2008 and 2007, BioSafe’s summarized financial information was as follows:

	Unaudited
	2008	2007
Total Assets	$3,410,269	$3,284,033

Total Liabilities	$737,996	$500,696

Total Capital	$2,672,273	$2,782,337

Revenue	$8,188,228	$7,932,600
Cost & Expenses	$7,885,362	$7,009,476

Net Income	$302,866	$923,124

Consulier’s share of earnings	$120,228	$369,250

The carrying value of Consulier’s investment in BioSafe was $1,046,757 and $1,094,120 at December 31, 2008 and 2007, respectively.

NOTE 8:	INCOME TAXES
Provisions for federal and state income tax in the consolidated statements of operations consist of the following:

	2008	2007
Current:
Federal	$(45,650)	$100,601
State	33,227	20,000

	$(12,423)	$120,601

Deferred:
Federal	$58,479	$346,189
State	(86,291)	14,665

	(27,812)	360,854

Total Income Tax (Benefit) Expense	$(40,235)	$481,455

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES (CONTINUED)
Applicable income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	2008	2007
Federal tax expense (benefit) at statutory rate	$(160,976)	$84,190
State income tax expense (benefit) net of federal tax effect	$(35,022)	$28,989
Losses allocated to minority shareholder of St. LLC	$(13,511)	$150,878
Adjustment of net operating loss carryovers	$91,986	$156,610
Other	$77,288	$60,788

Income Tax (Benefit) Expense	$(40,235)	$481,455

As of December 31, 2008, the Company had federal tax loss carry-forwards of approximately $0, and state tax loss carry-forwards of approximately $5,100,000 available to reduce future years’ income for federal and state tax purposes through 2023.
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

	2008	2007
Depreciation & Amortization	$310,974	$306,228
Tax loss carry forward	185,419	235,760
Accrued Interest	364,615	291,208

Total Net Deferred Tax Asset	$861,008	$833,196

Deferred tax assets and liabilities are reflected on the consolidated balance sheets as of December 31, 2008 and 2007 as follows:

	2008	2007
Net Short-Term Deferred Tax Asset	$364,615	$291,208
Net Long-Term Deferred Tax Asset	496,393	541,988

Net Deferred Tax Assets	$861,008	$833,196

The Company files income tax returns in the US Federal jurisdiction and various states. US Tax authorities have completed their federal income tax examinations for all years prior to 2005. During the periods open to examination, the Company utilized and may utilize net operating losses and tax credit carry-forwards, which remain subject to examination. The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2008, the Company has no accrued interest or penalties related to uncertain tax positions.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9:	STOCKHOLDERS’ EQUITY
CAPITAL STOCK
During the years ended December 31, 2008 and 2007, the Company did not issue any shares of its common stock, other than shares held in treasury (see below).
TREASURY STOCK
During December 2007, the Company sold 5,999 shares of stock held in treasury to a related party for a subscription receivable totaling $22,496 (approximately $3.75 per share having an average cost of $2.13 per share).
During 2007, the Company purchased 46,325 shares of its common stock for $176,157 (approximately $3.80 per share).
During 2008, the Company purchased 45,112 shares of its common stock for $161,136 (approximately $3.57 per share).
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
The Company did not issue any options to employees during the years ended December 31, 2008 and 2007.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
The following represents the stock option activity during the years ended December 31, 2008 and 2007:

Weighted
	Options	Average Price
Balance at Jan. 1, 2007	$—	$—
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Balance at Dec. 31, 2007	—	—
Options granted	—	—
Options exercised	—	—
Options expired	—	—

Balance at Dec. 31, 2008	$—	$—

NOTE 10:	RELATED PARTY TRANSACTIONS
DUE FROM RELATED PARTIES
Amounts due from related parties totaled $39,428 and $42,351 of December 31, 2008 and 2007, respectively and represent advances to employees and rent receivable from a related party tenant. These amounts have been included with other current assets on the accompanying consolidated balance sheet as of December 31, 2008 and 2007.
NOTE PAYABLE — RELATED PARTY
ST, LLC has unsecured promissory notes to the majority stockholder totaling $968,948 and $3,405,062 as of December 31, 2008 and 2007, respectively, the proceeds of which have been used to meet operating funding requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand anytime after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder. Accrued interest on these notes totaled $53,407 and $773,646, which is included in related party payable on the accompanying consolidated balance sheets as of December 31, 2008 and 2007, respectively.
During the year ended December 31, 2008, the majority stockholder converted $3,405,062 of a promissory note into ST, LLC Class A membership interest (Note 1).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11:	BUSINESS SEGMENT INFORMATION
SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has four reportable segments: distribution of household and tool products, ownership of limited liability companies, medical software activities, and corporate. The household and tool products manufacturing segment is engaged in sales of the Captain Cra-Z soap product line and tool and ladder related products. The investments segment maintains investment interests in an investment limited partnership and a limited liability company. The corporate segment is engaged in management of the business and finance activities. Segment information as of and for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$22,096	$—	$—	$2,889,879	$2,911,975
Operating Income (loss)	(102,856)	—	(589,494)	(5,979,175)	$(6,671,525)
Other Income (loss)(a)	—	3,545,670	160,467	(178,137)	$3,528,000
Minority Interest	—	—	—	2,670,065	$2,670,065
Income Tax Benefit	—	—	—	—	$—
(Expense)	38,365	(1,334,236)	176,325	1,159,781	$40,235
Net Income (loss)(a)	(64,491)	2,211,434	242,231	(2,822,399)	$(433,225)
Total Assets	$42,054	$2,629,017	$1,720,548	$5,034,081	$9,425,700

	Year Ended December 31, 2007
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$25,286	$—	$—	$2,152,579	$2,177,865
Operating Income (loss)	(97,125)	—	(541,571)	(7,527,733)	(8,166,429)
Other Income (loss)(a)	—	2,990,625	135,500	(302,470)	2,823,655
Minority Interest	—	—	—	5,590,393	5,590,393
Income Tax Benefit	—	(1,125,372)	152,805	491,112	(481,455)
(Expense)
Net Income (loss)(a)	(97,125)	1,865,253	(253,266)	(1,748,698)	(233,836)
Total Assets	$53,572	$3,091,930	$2,404,985	$4,357,195	$9,907,682

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the year.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12:	COMMITMENTS AND CONTINGENCIES
LEGAL PROCEEDINGS
From time to time, the Company is involved in lawsuits and claims incidental in the ordinary course of business. Management does not believe the outcome of any litigation against the Company would have a material adverse effect on the Company’s financial position or results of operations.
LEASES
PCTS has two non-cancelable operating leases for office space dated May 25, 2005 for its California office and November 1, 2008 for its North Carolina office. The office leases expire on August 25, 2010 and March 3, 2014 for the California and North Carolina offices, respectively.
Minimum future lease payments under non-cancelable operating leases having remaining terms in excess of 1 year as of December 31, 2008 for each of the next 5 years and in the aggregate amounted to:

Year Ending December 31,
2009	$540,435
2010	600,392
2011	325,000
2012	325,000
2013	325,000
after 2013	54,167
Rent expense for the years ended December 31, 2008 and 2007 totaled $422,520 and $404,423, respectively.
LEASE OF REAL ESTATE
Consulier leases its industrial warehouse to Southeast Automotive Acquisition Company (“Southeast”) with a base rent of $10,000 per month for the first year, adjusted for any cost of living adjustments every succeeding year over the lease term. The term of this lease was 5 years, ending on June 30, 2007. The lease option was extended for 5 years at a monthly rate of $12,405 beginning January 1, 2008. Southeast is also responsible to pay 100% of the real estate taxes during the term of the lease. Rental income totaled $148,855 for the year ended December 31, 2008 and $130,000 for the year ended December, 31, 2007, and is included in other income on the consolidated statements of operations. On January 1, 2009, Consulier reduced the rent to $4,673 monthly for 2 years, at which time rent will return to the 2008 monthly rent of $12,405.

NOTE 13:	401 (K) PLAN
PCTS maintains a 401 (k) Employee Retirement Plan to provide all qualified employees with retirement benefits. Presently, the Company pays the administrative cost of the plan totaling $1,020 and $250 for the years ended December 31, 2008 and 2007 respectively, and does not make any matching contributions to participants.