Form 10-Q
period 2009-03-31
CONSULIER ENGINEERING INC
filed 2009-05-18
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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
Yes     ☑          No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes     ☐          No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐          No     ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
As of May 10, 2009, there were 5,294,748 outstanding shares of common stock, par value $0.01 per share.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “estimate,” “target,” “project,” “intend,” or similar expressions. The statements include, among others, statements regarding our prospects, opportunities, outlook, plans, intentions, anticipated financial and operating results, our business strategy and means to implement the strategy, and objectives.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$226,090	$270,192
Receivables	741,838	1,266,429
Inventories	108,623	117,831
Deferred Implementation Costs	2,293,511	2,293,464
Other Current Assets	207,650	252,385
Deferred Income Taxes	270,483	364,615

Total Current Assets	3,848,195	4,564,916
PROPERTY AND EQUIPMENT, Net	1,255,233	1,316,638
PARTNERSHIP AND LIMITED LIABILITY COMPANIES — INVESTMENTS	2,625,932	2,629,017
DEFERRED INCOME TAXES	668,566	496,393
INTANGIBLE ASSETS	257,516	367,838
OTHER ASSETS	50,898	50,898

TOTAL ASSETS	$8,706,340	$9,425,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,606,112	$1,812,163
Unearned Revenue	1,116,223	1,102,902
Related Party Payable	—	201,992

Total Current Liabilities	2,722,335	3,117,057

NOTES PAYABLE — RELATED PARTY	718,796	968,948
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares	54,851	54,851
Additional Paid-in Capital	4,117,221	4,117,221
Accumulated Deficit	(1,047,657)	(894,360)

	3,124,415	3,277,712
Less:
Treasury Stock, Cost - 190,374 Shares in 2009 and 2008	(589,027)	(589,027)
Notes Receivable for Common Stock	(6,651)	(6,651)

Total Stockholders’ Equity	2,528,737	2,682,034

Noncontrolling interest	2,736,472	2,657,661
Total Equity	5,265,209	5,339,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,706,340	$9,425,700

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Revenue:
Software Licensing Fees	$1,132,859	$885,155
Other Revenue	2,278	3,717

Total Revenue	1,135,137	888,872

Operating Costs and Expenses:
Cost of Revenue	249,415	251,325
Payroll and Related Expense	794,239	853,780
Selling, General and Administrative	595,125	586,099
Professional Services	139,037	373,827
Depreciation and Amortization	168,537	279,852

Total Operating Costs and Expenses	1,946,353	2,344,883

Operating Loss	(811,216)	(1,456,011)

Other Income (Expense):
Investment Income — Related Parties	462,511	1,166,049
Interest Expense	(19,848)	(83,564)
Net Undistributed Income of Equity Investees	26,282	(43,813)
Other Income	37,138	62,868

Total Other Income (Expense)	506,083	1,101,540

Loss Before Income Taxes	(305,133)	(354,471)

Benefit from Income Taxes	90,997	28,163

Net Loss	$(214,136)	$(326,308)

Less: Net (loss) attributable to noncontrolling interest	(60,839)	(313,984)

Net Loss attributed to Consulier Engineering, Inc.	(153,297)	(12,324)

Loss Per Share — Basic and Diluted	$(0.03)	$—

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2008	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(894,360)	$(6,651)	$2,682,034

Net Loss attributed to Consulier Engineering, Inc.						(153,297)		(153,297)

Balance March 31, 2009	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(1,047,657)	$(6,651)	$2,528,737

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008

Cash Flow (Used in) Operating Activities	$(169,912)	$(1,536,777)

Investing Activities:
Acquisition of Software Upgrades	—	(20,400)
Distributions from Partnership Interest	460,992	1,389,091
Net Acquisition of Property and Equipment	(3,190)	(23,703)

Net Cash Provided by Investing Activities	457,802	1,344,988

Financing Activities:

Proceeds from Noncontrolling Interest in ST, LLC	140,000	375,000
Increase (Decrease) in Related Party Payables	(201,992)	85,137
Proceeds from Subscription Receivable	—	22,496
Purchase of Treasury Stock	—	(126,425)
Repayment of Notes Payable Related Party	(270,000)	—

Net Cash Provided by (Used in) Financing Activities	(331,992)	356,208

Increase (Decrease) in Cash and Cash Equivalents	(44,102)	164,419

Cash and Cash Equivalents — Beginning of Period	270,192	333,024

Cash and Cash Equivalents — End of Period	$226,090	$497,443

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$63,440	$—

Cash Paid for Income Taxes	$20,000	$—

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc., and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in three primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and minority ownership of other business entities.
Consulier International, Inc. (a wholly-owned subsidiary) markets and distributes Captain Cra-Z Soap™. Consulier’s income is also derived from ownership of interests (Note 4) in BioSafe Systems, LLC (“BioSafe”), a California limited liability company, and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned (51%) limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), a California limited liability company, which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 24% as the Class A member and Consulier’s ownership was approximately 51% as of March 31, 2009.
Basis of Consolidation
The accompanying condensed consolidated financial statements include Consulier and its wholly-owned subsidiary, Consulier International, Inc., and ST, LLC, with its majority-owned subsidiary, PCTS. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company uses the equity method of accounting for investments where its ownership is between 20% and 50% (Note 3).

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of March 31, 2009, and the results of their operations and cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-K for the year ended December 31, 2008.
Revenue Recognition
PCTS derives revenue from the following sources: (1) licensing and sale of data- based integrated emergency room information systems and passive tracking technologies, which include new software license and software license updates and product support revenues, and (2) services, which include consulting, advanced product services and education revenues. The following generally describes the revenue accounting followed by PCTS.
New software license revenues represent all fees earned from granting customers licenses to use the PCTS’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which is included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, PCTS exercises judgment and uses estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period. For software license arrangements that do not require significant modification or customization of the underlying software, PCTS recognizes new software license revenue when: (1) PCTS enters into a legally binding arrangement with a customer for the license of software; (2) PCTS delivers the products; (3) a customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and (4) collection is probable. Substantially all new software license revenues are recognized in this manner.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
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
MARCH 31, 2009
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
MARCH 31, 2009
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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2007, 2006, and 2005, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.
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
MARCH 31, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we had planned to adopt the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. We are currently evaluating the impact of SFAS 157-2 on our financial statements relative to non-financial assets and liabilities.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2009, and did not elect the fair value option on financial assets and liabilities transacted in the three months ended March 31, 2009. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. This statement was adopted effective January 1, 2009. SFAS 161 had no material impact on our consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring cost associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement was adopted effective January 1, 2009. SFAS 141R did not have a material impact on our consolidated financial statements.
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
MARCH 31, 2009
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
In December 2007, the FASB issued FAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“FAS160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that noncontrolling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $2,736,472 of Minority Interests (now referred to as noncontrolling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of FAS 160.
EITF 08-6, which is effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.
Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Since FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt the provisions of FSP FAS 157-4 during the second quarter of 2009 and is currently assessing the impact of adoption on its financial position and results of operations.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Newly Issued Accounting Pronouncements (Continued)
FSP FAS 107-1/APB 28-1 requires disclosures about fair values of financial instruments in interim and annual financial statements. Prior to the issuance of FSP FAS 107-1/APB 28-1, disclosures about fair values of financial instruments were only required to be disclosed annually. FSP FAS 107-1/APB 28-1 requires disclosures about fair value of financial instruments in interim and annual financial statements. Since FSP FAS 107-1/APB 28-1 is effective for interim reporting periods ending after June 15, 2009, the Company will adopt FSP FAS 107-1/APB 28-1 in the second quarter 2009. Since FSP FAS 107-1/APB 28-1 requires only additional disclosures of fair values of financial instruments in interim financial statements, the adoption will not affect the Company’s financial position or results of operations.
NOTE 2. DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of March 31, 2009, totaled $2,293,511 and $2,293,464 as of December 31, 2008, and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones and customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates, depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 3. INVESTMENTS — PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited liability company interests consist of its investments in AVM and BioSafe, respectively.
AVM, L.P.
Consulier owned an approximately 6.3% and 7.5% limited partnership interest in AVM as of March 31, 2009 and 2008, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 3.7% and 5.6% of AVM’s earnings during the three months ended March 31, 2009 and 2008, respectively. Under the partnership agreement, Consulier may withdraw from AVM upon 90 days’ written notice.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2009	2008
Revenues	$27,347	$43,413
Cost & Expenses	$14,967	$22,727

Net Income	$12,380	$20,686

Consulier’s Share of Earnings	$463	$1,166

The carrying value of the Company’s investment in AVM, at March 31, 2009 and December 31, 2008, was $1,552,893 and $1,582,260, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
BIOSAFE SYSTEMS, LLC
Consulier owned a 40% interest in BioSafe Systems as of March 31, 2009 and 2008. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended
	March 31,
	(In Thousands)
	(Unaudited)
	2009	2008
Revenues	$1,419	$1,786
Cost & Expenses	$1,351	$1,896

Net Income	$68	$(110)

Consulier’s Share of Earnings	$26	$(44)

The carrying value of Consulier’s investment in BioSafe at March 31, 2009 was $1,073,039 and $1,046,757 at December 31, 2008.
NOTE 4. EARNINGS PER SHARE
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 4. EARNINGS PER SHARE (CONTINUED)
Basic and diluted earnings per share for the three months ended March 31, 2009 were calculated as follows:

	Three Months Ended
	March 31,
	2009	2008
BASIC & DILUTED EARNINGS PER SHARE COMPUTATION:
NUMERATOR:
Net Loss attributed to Consulier Engineering, Inc.	$(153,297)	$(12,324)

DENOMINATOR:
Common Shares- Weighted Average Number of common share outstanding	5,294,748	5,320,823

Earnings(Loss) per share weighted average shares outstanding	$(0.03)	$0.00

As of March 31, 2009 and 2008, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.
NOTE 5. SEGMENT INFORMATION
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
Segment information as of and for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended March 31, 2009
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$2,278	$—	$—	$1,132,859	$1,135,137
Operating Income (loss)	(26,425)	—	(148,474)	(636,317)	(811,216)
Other Income (loss)(a)	—	488,793	17,290	—	506,083
Noncontrolling Interest	—	—	—	60,839	60,839
Income Tax Benefit	—	—	—	—	0
(Expense)	8,945	(165,673)	44,603	203,122	90,997
Net Income (loss)(a)	(17,480)	323,120	(86,581)	(372,356)	(153,297)
Total Assets	$36,241	$2,625,932	$2,289,116	$3,755,051	$8,706,340

	Three Months Ended March 31, 2008
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$3,717	$—	$—	$885,155	$888,872
Operating Income (loss)	(33,706)	—	(204,274)	(1,218,031)	(1,456,011)
Other Income (loss)(a)	—	1,122,236	64,491	(85,187)	1,101,540
Noncontrolling Interest	—	—	—	313,984	313,984
Income Tax Benefit					—
(Expense)	11,096	(401,756)	51,720	367,103	28,163
Net Income (loss)(a)	(22,610)	720,480	(88,063)	(622,131)	(12,324)
Total Assets	$50,272	$2,902,441	$2,602,286	$4,245,460	$9,800,459

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 6. INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months
	Ended March 31,
	2009	2008
Current:
Federal	$(12,956)	$—
State		$—

	$(12,956)	$—

Deferred:
Federal	$(64,741)	$(25,477)
State	$(13,300)	$(2,686)

	$(78,041)	$(28,163)

Total Income Tax (Benefit)	$(90,997)	$(28,163)

Applicable income taxes (benefit) for financial reporting purposes differ from the amount computed by applying the statutory federal income tax rate as follows:

	For Three Months
	Ended March 31,
	2009	2008
Federal Tax Expense (Benefit) at statutory Rate	$(103,745)	$(120,520)
State Income Tax Expense (Benefit) net of Federal Tax effect	$(8,778)	$(12,867)
Losses allocated to noncontrolling interest of ST, LLC	$20,685	$103,072
Meals and Entertainment	$841	$2,152

Income Tax (Benefit)	$(90,997)	$(28,163)

As of March 31, 2009, the Company had Federal and state tax loss carry-forwards totaling approximately $0 and $5,200,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE 6. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of March 31, 2009 and December 31, 2008, are as follows:

	March 31,	December 31,
	2009	2008
Depreciation and Amortization	$339,567	$310,974
Tax loss carry forward	328,999	185,419
Accrued Interest	270,483	364,615

Total Net Deferred Tax Asset	$939,049	$861,008

Deferred tax assets and liabilities are reflected on the balance sheet as of March 31, 2009 and December 31, 2008, as follows:

	March 31,	December 31,
	2009	2008
Net Short-Term Deferred Tax Asset	$270,483	$364,615
Net Long-Term Deferred Tax Asset	668,566	496,393

Net Deferred Tax Assets	$939,049	$861,008

NOTE 7. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in lawsuits and claims in the ordinary course of business. Currently, neither the Company nor any of its subsidiaries are involved in any lawsuits or claims.
NOTE 8. RELATED PARTY TRANSACTIONS
NOTE PAYABLE — RELATED PARTY
ST, LLC, has unsecured promissory notes to the majority stockholder totaling $718,796 as of March 31, 2009, the proceeds of which have been used to meet operating requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand any time after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
MARCH 31, 2009
NOTE PAYABLE — RELATED PARTY (CONTINUED)
Accrued interest on these notes totaled $9,815 and $53,407 and is included in note payable related party on the accompanying consolidated balance sheets as of March 31, 2009 and December 31, 2008, respectively. Interest on the note totaled $19,848 and $858,783 for the period ending March 31, 2009 and 2008, respectively.
OTHER RELATED PARTY TRANSACTIONS
PCTS’s president is also the majority owner of a company that provides materials related to the Company’s passive tracking technologies. The Company paid this vendor approximately $14,000 for the three months ended March 31, 2009, for these materials. Amounts due this related party vendor totaled $2,950. These amounts are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
ACCOUNTS RECEIVABLE — RELATED PARTY
Included in accounts receivable on the condensed consolidated balance sheets at March 31, 2009, is $154,197 due from AVM, L.P.

CONULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, increased approximately 28% in the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, due to the completion of implementation projects at certain hospitals.
The operating loss for the three months ended March 31, 2009, was approximately $811,000 compared to an operating loss for the three months ended March 31, 2008, of $1,456,000. This reduction in operating loss of approximately $645,000 was largely due to an increase in revenue from software licensing fees, and reduction in professional services of that segment.
During the quarter ended March 31, 2009, other income decreased by approximately $600,000, primarily driven by the Company’s interest in AVM, Ltd., whose income was approximately 60% less than for the same period of 2008. The income from the Company’s interest in AVM Ltd., was income of approximately $463,000 in the first quarter of 2009 compared to income of $1,166,000 for the quarter ended December 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position decreased $44,102 in the three months ended March 31, 2009, compared to an increase of $164,419 during the comparable period in 2008. Net cash flow used in operations for the three months ended March 31, 2009, was $169,912, compared with cash used in operations of approximately $1,536,000 for the three months ended March 31, 2008. The primary reason for the $1,366,088 difference is a decrease in operating costs and the recognition of deferred revenues associated with completed implementation contracts.
Net cash used by financing activities was $331,992 for the three months ended March 31, 2009, compared to cash provided by financing activities of approximately $356,000 for the three months ended March 31, 2008. Net cash provided by financing activities in 2008 was primarily affected from investments from the minority shareholder in the amount of approximately $375,000. During the period ending March 31, 2009, approximately $472,000 was used to reduce related party debt and investments from minority shareholder was $140,000.
Net cash provided by investing activities relates primarily to the distribution from AVM of $460,992 for the three months ended March 31, 2009. This compares to net cash provided by investing activities for the three months ended March 31, 2008, of approximately $1,345,000. The distribution from AVM for the quarter ended March 31, 2008, was approximately $1,389,000.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in AVM for the three months ended March 31, 2009, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point that Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC, and estimates an additional investment of $2 million to $3 million during the next two years, at which time the goal is for ST, LLC to be at the break-even point for its operations. The Company anticipates that the cash which it will use to invest in ST, LLC will be available from the Company’s interest in AVM and BioSafe.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.
OUTLOOK
Based on AVM’s operations over the past five years, management expects continued return in 2009 on its interest in AVM; however, there is no guarantee that the return in the first quarter of 2009 will be maintained throughout fiscal 2009.
Consulier International, Inc., continues to develop new retail and distribution outlets locally, nationally and internationally. However, sales of that company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have decreased for the three months ended March 31, 2009, by 39% over the comparable 2008 period.
PCTS successfully completed three implementations across its high acuity tracking and documentation portfolio. These included patient and asset tracking in the cardiovascular department at Providence St. Vincent Medical Center (Portland, OR); patient and asset tracking in the emergency department at Moses Taylor Hospital (Scranton, PA); and emergency department documentation (EDIS) at Stafford Hospital Center in Virginia. During the quarter, PCTS also exhibited at two national clinical conferences. PCTS customer implementations were profiled in trade publications and the Company’s emergency department implementation at Albert Einstein Medical Center was featured as a patient flow case study best practice by the Agency for Healthcare Research and Quality (AHRQ), a division of the U.S. Department of Health & Human Services.
PCTS currently supports 28 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 66 implementations representing over 1.8 million annual patient encounters.

The Company’s income from its interest in BioSafe was $26,282 for the three months ended March 31, 2009, compared to a loss of $43,813 for the three months ended March 31, 2008. Total revenue for the quarter ended March 31, 2009, decreased by 36% compared with the quarter ended March 31, 2008. The Company expects continued sales growth and continued success with cost containment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.
ITEM 4T. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, the disclosure controls were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processes, summarized and reported.
     Changes in Internal Control over Financial Statements
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share plus brokerage fees. In January 2008, the Company adopted a second plan to repurchase up to an additional 50,000 shares of its common stock on the open market at a price not to exceed $3.50 plus brokerage fees. Since April, 2007 through March 31, 2009, the Company repurchased 91,437 shares of its common stock. There were no repurchases of stock during the quarter ended March 31, 2009.

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

CONSULIER ENGINEERING, INC. (Registrant)
Date: May 18, 2009	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 18, 2009	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)