Form 10-Q
period 2009-06-30
CONSULIER ENGINEERING INC
filed 2009-08-18
CIK 846718

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
As of August 10, 2009, there were 5,294,748 outstanding shares of common stock, par value $0.01 per share.

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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$122,941	$270,192
Receivables	997,601	1,266,429
Inventories	112,696	117,831
Deferred Implementation Costs	2,447,332	2,293,464
Other Current Assets	213,961	252,385
Deferred Income Taxes	277,132	364,615

Total Current Assets	4,171,663	4,564,916
PROPERTY AND EQUIPMENT, Net	1,209,253	1,316,638
PARTNERSHIP AND LIMITED LIABILITY COMPANIES - INVESTMENTS	2,801,140	2,629,017
DEFERRED INCOME TAXES	567,528	496,393
INTANGIBLE ASSETS	147,193	367,838
OTHER ASSETS	50,898	50,898

TOTAL ASSETS	$8,947,675	$9,425,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Liabilities	$1,438,656	$1,812,163
Unearned Revenue	1,085,579	1,102,902
Related Party Payable	—	201,992

Total Current Liabilities	2,524,235	3,117,057

NOTES PAYABLE - RELATED PARTY	736,766	968,948

Total Liabilities	3,261,001	4,086,005

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common Stock $.01 Par Value:
Authorized 25,000,000 Shares; Issued 5,485,122 Shares
Additional Paid-in Capital	54,851	54,851
Accumulated Deficit	4,117,221	4,117,221
	(824,160)	(894,360)

	3,347,912	3,277,712
Less:
Treasury Stock, Cost - 190,374 Shares in 2009 and 2008	(589,027)	(589,027)
Notes Receivable for Common Stock	(6,651)	(6,651)

Total Stockholders’ Equity	2,752,234	2,682,034

Noncontrolling interest	2,934,440	2,657,661

Total Equity	5,686,674	5,339,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,947,675	$9,425,700

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Revenue:
Software Licensing Fees	$915,881	$506,175	$2,048,740	$1,391,330
Other Revenue	7,601	5,802	9,879	9,519

Total Revenue	923,482	511,977	2,058,619	1,400,849

Operating Costs and Expenses:
Cost of Revenue	89,263	519,998	338,678	757,940
Payroll and Related Expense	1,201,523	1,253,690	1,995,762	2,107,470
Selling, General and Administrative	737,789	604,020	1,332,914	1,190,119
Professional Services	134,176	191,065	273,213	578,275
Depreciation and Amortization	164,255	287,092	332,792	566,944

Total Operating Costs and Expenses	2,327,006	2,855,865	4,273,359	5,200,748

Operating Loss	(1,403,524)	(2,343,888)	(2,214,740)	(3,799,899)

Other Income (Expense):
Investment Income – Related Parties	183,962	732,343	646,473	1,898,392
Interest Expense	(18,474)	(56,344)	(38,322)	(139,908)
Net Undistributed Income of Equity Investees	286,663	166,602	312,945	122,789
Other Income	48,272	53,517	85,410	116,385

Total Other Income (Expense)	500,423	896,118	1,006,506	1,997,658

Loss Before Income Taxes	(903,101)	(1,447,770)	(1,208,234)	(1,802,241)

Benefit from (provision for) Income Taxes	(81,434)	110,002	9,563	138,165

Net Loss	(984,535)	(1,337,768)	(1,198,671)	(1,664,076)

Less: Net (loss) attributable to noncontrolling interest	(1,208,032)	(1,087,957)	(1,268,871)	(1,401,941)

Net Income (Loss) attributed to Consulier Engineering, Inc.	$223,497	$(249,811)	$70,200	$(262,135)

Earnings (Loss) Per Share – Basic and Diluted	$0.04	$(0.05)	$0.01	$(0.05)

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2009
(UNAUDITED)

							Notes
						Retained	Receivable
					Additional	Earnings	for	Total
	Common Stock		Treasury Stock		Paid-in	(Accumulated	Common	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Stock	Equity
Balance, December 31, 2008	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(894,360)	$(6,651)	$2,682,034
Net Income attributed to Consulier Engineering, Inc.						70,200		70,200

Balance June 30, 2009	5,485,122	$54,851	190,374	$(589,027)	$4,117,221	$(824,160)	$(6,651)	$2,752,234

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2009	2008
Cash Flow (Used in) Operating Activities	$(2,487,675)	$(2,592,779)

Investing Activities:

Acquisition of Software Upgrades	—	(40,771)
Distributions from Partnership Interest	1,228,598	2,158,705
Net Acquisition of Property and Equipment	—	(34,972)

Net Cash Provided by Investing Activities	1,228,598	2,082,962

Financing Activities:

Proceeds from Noncontrolling Interest in ST, LLC	1,546,000	375,000
Increase (Decrease) in Related Party Payables	(201,992)	336,895
Proceeds from Subscription Receivable	—	22,496
Purchase of Treasury Stock	—	(161,136)
Repayment of Notes Payable Related Party	(232,182)	—

Net Cash Provided by (Used in) Financing Activities	1,111,826	573,255

Increase (Decrease) in Cash and Cash Equivalents	(147,251)	63,438

Cash and Cash Equivalents - Beginning of Period	270,192	333,024

Cash and Cash Equivalents - End of Period	$122,941	$396,462

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid for Interest	$63,440	$—

Cash Paid for Income Taxes	$20,000	—

Conversion of Note Payable-Related Party to Class A Stock	$—	$3,405,062

Conversion of Related Party Payable to Note Payable	$—	$915,541

See accompanying notes to unaudited consolidated financial statements

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Consulier Engineering, Inc., and its subsidiaries (collectively called “Consulier” or the “Company”) are engaged in three primary business lines: ownership in medical software activities, distribution of Captain Cra-Z Soap™ and minority ownership of other business entities.
Consulier International, Inc. (a wholly-owned subsidiary) markets and distributes Captain Cra-Z Soap™. Consulier’s income is also derived from ownership of interests (Note 3) in BioSafe Systems, LLC (“BioSafe”), a California limited liability company, and AVM, L.P. (“AVM”), an Illinois limited partnership. BioSafe develops and markets environmentally safe products, alternatives to traditionally toxic pesticides. AVM is a broker-dealer in government securities and other fixed income instruments. Consulier’s Chairman and majority stockholder, Warren B. Mosler (“Mosler”), is a general partner of the general partner of AVM.
ST, LLC, a majority-owned (51%) limited liability company, is a majority member (75%) of Patient Care Technology Systems, LLC (“PCTS”), a California limited liability company which develops and licenses data-based integrated emergency room information systems marketed as Amelior ED™. PCTS is also a provider of passive tracking technologies for emergency departments and operating rooms. Its software technologies track the status and location of patients and assets through wireless badges worn by people or attached to equipment in the emergency department and ancillary areas. PCTS also designs, customizes, markets, sells and distributes paper templates used for diagnostic purposes in emergency medical departments. Mosler’s ownership in ST, LLC was approximately 24% as the Class A member and Consulier’s ownership was approximately 51% as of June 30, 2009.
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
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, management believes the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of Consulier Engineering, Inc. and subsidiaries as of June 30, 2009, and the results of their operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations and cash flows for the period are not necessarily indicative of the results of operations or cash flows that can be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Consulier’s annual report on Form 10-K for the year ended December 31, 2008.
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
New software license revenues represent all fees earned from granting customers licenses to use PCTS’s database and tracking technology as well as applications software, and exclude revenue derived from software license updates, which is included in software license updates and product support. While the basis for software license revenue recognition is substantially governed by the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants, PCTS exercises judgment and uses estimates in connection with the determination of the amount of software and services revenues to be recognized in each accounting period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
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
Many of PCTS’s software arrangements include consulting implementation services sold separately under consulting engagement contracts. Consulting revenue from these arrangements is generally accounted for separately from new software license revenue because the arrangements qualify as service transactions as defined in SOP No. 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (e.g., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee.
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
JUNE 30, 2009
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
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Income Taxes (Continued)
These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, it establishes a valuation allowance. To the extent the Company establishes a valuation allowance or changes this allowance in a period, it includes an expense or a benefit within the tax provision in the Company’s consolidated statement of operations.
In June 2006, the Financial Accounting Standards Board published FASB Interpretation No. 48 (“FIN No. 48”). “Accounting for Uncertainty in Income Taxes,” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded in the accompanying consolidated financial statements as selling, general and administrative expenses. .
The Company adopted the provisions of FIN 48 on January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2007, 2006, and 2005, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.
Recently Adopted Accounting Pronouncements
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
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Adopted Accounting Pronouncements (Continued)
The implementation of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements. For all assets and liabilities that are non-financial that are recognized or disclosed at fair value in the financial statements on a non-recurring basis we adopted the provisions of SFAS 157 effective January 1, 2009. This partial deferral was a result of Staff Position 157-2 “Effective Date of FASB Statement No. 157” (FSP 157-2”) issued on February 12, 2008, which delayed the adoption of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis. The adoption of this standard did not have a significant impact on the Company’s financial position or results of operations.
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). Under SFAS No. 159, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) applicable to hedge accounting are not met. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the fair value option for its financial assets and liabilities existing at January 1, 2009, and did not elect the fair value option on financial assets and liabilities transacted in the six months ended June 30, 2009. Therefore, the adoption of SFAS No. 159 had no impact on the Company’s interim condensed consolidated financial statements.
In March 2008, the FASB issued SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier adoption encouraged. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. This statement was adopted effective January 1, 2009. SFAS 161 had no material impact on the Company’s consolidated financial statements.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Adopted Accounting Pronouncements (Continued)
In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which is effective prospectively for all business combinations with acquisition dates on or after the beginning of the first fiscal year beginning after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R replaces SFAS 141 “Business Combinations” (“SFAS 141”), but it retains the underlying concepts of SFAS 141 in that all business combinations are required to be accounted for at fair value under the acquisition method of accounting. However, SFAS 141R changed the method of applying the acquisition method in a number of significant ways. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value at the acquisition date as an indefinite-lived intangible asset; restructuring cost associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. This statement was adopted effective January 1, 2009. SFAS 141R did not have a material impact on the Company’s consolidated financial statements.
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
This FSP applies to all intangible assets, whether acquired in a business combination or otherwise. The Company adopted this standard on January 1, 2009, and it did not have a significant impact on the determination or reporting of the Company’s consolidated financial results.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in accordance with GAAP. With the issuance of this statement, the FASB concluded that the GAAP hierarchy should be directed toward the entity and not its auditor, and reside in the accounting literature established by the FASB as opposed to the American Institute of Certified Public Accountants

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Adopted Accounting Pronouncements (Continued)
(AICPA) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company adopted this standard effective January 1, 2009, and it did not have a significant impact on the determination or reporting of the Company’s consolidated financial results.
In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements” (“SFAS160”), which amends Accounting Research Bulletin (“ARB”) 51, “Consolidated Financial Statements” (“ARB 51”). This statement was adopted effective January 1, 2009. FAS160 provides guidance for the accounting, reporting and disclosure of noncontrolling interests and requires, among other things, that non-controlling interests be recorded as equity in the consolidated financial statements. The adoption of this standard resulted in the reclassification of $2,688,758 of Minority Interests (now referred to as non-controlling interests) to a separate component of Stockholders’ Equity on the Consolidated Balance Sheet. Additionally, net income attributable to non-controlling interests is now shown separately from parent net income in the Consolidated Statement of Income. Prior periods have been restated to reflect the presentation and disclosure requirements of SFAS 160.
EITF 08-6, which was effective January 1, 2009, clarifies the accounting for certain transactions and impairment considerations involving equity method investments and is applied on a prospective basis to future transactions.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS161). SFAS 161 requires entities that use derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The Company does not currently hold derivative instruments and was not impacted by the adoption of SFAS 161.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Adopted Accounting Pronouncements (Continued)
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP FASB 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two staff positions relate to fair value measurements and related disclosures. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). These standards are effective for interim and annual periods ending after June 15, 2009. The company has determined that FSP 157-4 and FSP 115-2 do not currently apply to its activities and had adopted the disclosure requirements of FSP 107-1.
In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements. The Company evaluated subsequent events through August 14, 2009, the date this quarterly report was filed with the Securities and Exchange Commission.
Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, as amendment to SFAS No. 140 (SFAS166). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Recently Issued Accounting Pronouncements (Continued)
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010 and is evaluating the impact it will have on the consolidated results of the Company.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its quarterly report of Form 10Q for the quarter ending September 30, 2009. This will not have an impact on the consolidated results of the Company.
NOTE 2. DEFERRED IMPLEMENTATION COSTS
Deferred implementation costs as of June 30, 2009, totaled $2,447,332 and $2,293,464 as of December 31, 2008, and represented equipment purchased for customers, payroll and payroll related expenses for customer contracts which have not met certain milestones and customer acceptance or “go-live” dates. Implementation costs are deferred and recognized ratably over the initial licensing term or upon reaching certain milestones, acceptance criteria or “go-live” dates, depending on the applicable revenue stream. Deferred implementation costs are stated at the lower of cost or market.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 3. INVESTMENTS – PARTNERSHIP AND LIMITED LIABILITY COMPANY
The Company’s limited partnership and limited liability company interests consist of its investments in AVM and BioSafe, respectively.
AVM, L.P.
Consulier owned an approximately 6.3% limited partnership interest in AVM as of June 30, 2009 and 2008, respectively. Based on capital and earnings distributions provided in the partnership agreement, Consulier was allocated approximately 3.68% and 4.86% of AVM’s earnings during the six months ended June 30, 2009 and 2008, respectively. Under the partnership agreement, Consulier may withdraw from AVM upon 90 days’ written notice.
The following is a summary of the results of operations (unaudited) of AVM and the income allocated to the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Revenues	$13,505	$28,945	$35,912	$62,153
Cost & Expenses	$8,309	$13,082	$18,335	$25,603

Net Income	$5,196	$15,863	$17,577	$36,550

Consulier’s Share of Earnings	$184	$732	$646	$1,898

The carrying value of the Company’s investment in AVM at June 30, 2009, and December 31, 2008, was $1,552,893 and $1,582,260, respectively.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
BIOSAFE SYSTEMS, LLC
Consulier owned a 40% interest in BioSafe Systems as of June 30, 2009 and 2008. The following is a summary of the results of operations of BioSafe and the income allocated to Consulier:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	(In Thousands)		(In Thousands)
	(Unaudited)		(Unaudited)
	2009	2008	2009	2008
Revenues	$2,477	$2,042	$3,896	$3,828
Cost & Expenses	$1,762	$1,625	$3,111	$3,521

Net Income	$715	$417	$785	$307

Consulier’s Share of Earnings	$287	$167	$313	$123

The carrying value of Consulier’s investment in BioSafe at June 30, 2009 was $1,248,247 and $1,046,757 at December 31, 2008.
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

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 4. EARNINGS PER SHARE (CONTINUED)
Basic and diluted earnings per share for the three and six months ended June 30, 2009 were calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
BASIC & DILUTED
EARNINGS PER SHARE
COMPUTATION:
NUMERATOR:
Net Income (Loss) attributed to Consulier Engineering, Inc.	$223,497	$(249,811)	$70,200	$(262,135)

DENOMINATOR:
Common Shares- Weighted Average Number of common shares outstanding	5,294,748	5,300,018	5,294,748	5,310,421

Earnings(Loss) per share	$0.04	$(0.05)	$0.01	$(0.05)

As of June 30, 2009 and 2008, the Company did not have any dilutive outstanding common stock instruments to be included in its diluted earnings per share computation.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009

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
Segment information as of and for the three and six months ended June 30, 2009 and 2008 are as follows:

		Three Months Ended June 30, 2009
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$7,601	$—	$—	$915,881	$923,482
Operating Income (loss)	(28,836)	—	(149,097)	(1,225,591)	(1,403,524)
Other Income (loss)(a)	—	470,625	29,798	—	500,423
Noncontrolling Interest	—	—	—	1,208,032	1,208,032
Income Tax Benefit (Expense)	12,643	(190,779)	52,966	43,736	(81,434)
Net Income (loss)(a)	(16,193)	279,846	(66,333)	26,171	223,497
Total Assets	$38,997	$2,801,140	$2,315,440	$3,792,098	$8,947,675

		Three Months Ended June 30, 2008
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$5,802	$—	$—	$506,175	$511,977
Operating Income (loss)	(7,058)	—	(103,612)	(2,233,218)	(2,343,888)
Other Income (loss)(a)	—	898,945	53,931	(56,758)	896,118
Noncontrolling Interest	—	—	—	1,087,957	1,087,957
Income Tax Benefit (Expense)	2,717	(346,094)	19,127	434,252	110,002
Net Income (loss)(a)	(4,341)	552,851	30,554	(767,767)	(249,811)
Total Assets	$47,091	$2,769,803	$2,480,776	$3,696,163	$8,993,833

(a)	All interest expense incurred by the Company was allocated to the Corporate Activities Segment.

(b)	There was no intersegment revenue during the period.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 5. SEGMENT INFORMATION (CONTINUED)

		Six Months Ended June 30, 2009
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$9,879	$—	$—	$2,048,740	$2,058,619
Operating Income (loss)	(55,261)	—	(297,571)	(1,861,908)	(2,214,740)
Other Income (loss)(a)	—	959,418	47,088	—	1,006,506
Noncontrolling Interest	—	—	—	1,268,871	1,268,871
Income Tax Benefit (Expense)	21,588	(356,452)	97,569	246,858	9,563
Net Income (loss)(a)	(33,673)	602,966	(152,914)	(346,179)	70,200
Total Assets	$38,997	$2,801,140	$2,315,440	$3,792,098	$8,947,675

		Six Months Ended June 30, 2008
		Income (loss) Derived		Medical
	Distribution	from Ownership of	Corporate	Software
	Activities	Investments	Activities	Activites	Total
Revenue (b)	$9,519	$—	$—	$1,391,330	$1,400,849
Operating Income (loss)	(6,749)	—	(298,181)	(3,494,969)	(3,799,899)
Other Income (loss)(a)	—	2,021,181	78,783	(102,306)	1,997,658
Noncontrolling Interest	—	—	—	1,401,941	1,401,941
Income Tax Benefit (Expense)	2,598	(778,551)	84,468	829,254	138,165
Net Income (loss)(a)	(4,151)	1,243,026	(134,930)	(1,366,080)	(262,135)
Total Assets	$47,091	$2,769,803	$2,480,776	$3,696,163	$8,993,833

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 6.	INCOME TAXES
Provisions (benefit) for federal and state income tax in the interim condensed consolidated statements of operations consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Current:
Federal	$(12,955)	$—	$(25,911)	$—
State	$—	$—	$—	$—

	$(12,955)	$—	$(25,911)	$—

Deferred:
Federal	$82,488	$(99,973)	$17,747	$(124,869)
State	$11,901	$(10,029)	$(1,399)	$(13,296)

	$94,389	$(110,002)	$16,348	$(138,165)

Total Income Tax (Benefit) Expense	$81,434	$(110,002)	$(9,563)	$(138,165)

Applicable income taxes (benefit) expense for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate as follows:

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Federal tax expense (benefit) at statutory rate	$93,423	$(492,242)	$(10,322)	$(612,762)
State income tax expense (benefit) net of federal tax effect	$7,855	$(52,554)	$(923)	$(65,421)
Losses allocated to minority shareholder of St. LLC	$(20,685)	$424,478	$—	$527,550
Adjustment of net operating loss carryovers	$—	$1,742	$—	$3,894
Other	$841	$8,574	$1,682	$8,574

Income Tax (Benefit) Expense	$81,434	$(110,002)	$(9,563)	$(138,165)

As of June 30, 2009, the Company had Federal and State tax loss carry-forwards totaling approximately $0 and $4,928,000, respectively, available to reduce future years’ income through 2023.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE 6. INCOME TAXES (CONTINUED)
The approximate tax effects of temporary differences that give rise to deferred tax assets (liabilities) as of June 30, 2009, are as follows:

June 30th
2009
Depreciation and Amortization	$368,163
Tax loss carry forward	199,365
Accrued Interest	277,132

Total Net Deferred Tax Asset	$844,660

Deferred tax assets and liabilities are reflected on the balance sheet as of June 30, 2009, as follows:

June 30,
2009
Net Short-Term Deferred Tax Asset	$277,132
Net Long-Term Deferred Tax Asset	567,528

Net Deferred Tax Assets	$844,660

NOTE 7: COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be involved in lawsuits and claims in the ordinary course of business. Currently, neither the Company nor any of its subsidiaries are involved in any lawsuits or claims.
NOTE 8. RELATED PARTY TRANSACTIONS
NOTE PAYABLE – RELATED PARTY
ST, LLC had unsecured promissory notes to the majority stockholder totaling $736,766 and $968,948 as of June 30, 2009 and December 31, 2008, respectively, the proceeds of which have been used to meet operating requirements. These promissory notes accrue interest at 10% per annum, compounding monthly. Interest only is payable annually on the anniversary date of each of the promissory notes. The promissory notes and any accrued interest are due on demand any time after 10 years from the applicable date of the note. Accordingly, the total unpaid principal balance is included in long-term liabilities on the accompanying consolidated balance sheet. The Company may not prepay the principal balance without prior consent of the majority stockholder.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
JUNE 30, 2009
NOTE PAYABLE – RELATED PARTY (CONTINUED)
Accrued interest on these notes totaled $27,736 and $53,407 and is included in related party note payable on the accompanying consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.
OTHER RELATED PARTY TRANSACTIONS
PCTS’s president is also the majority owner of a company that provides materials related to the Company’s passive tracking technologies. The Company paid this vendor approximately $32,000 for the three months ended June 30, 2009, for these materials. Amounts due this related party vendor totaled $0 of June 30, 2009. This amount is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.
ACCOUNTS RECEIVABLE – RELATED PARTY
Included in accounts receivable on the condensed consolidated balance sheets at June 30, 2009, is $119,170 due from AVM, L.P., and $111,456 from BioSafe, LLC.

CONSULIER ENGINEERING, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
Gross revenue, which is predominantly software licensing fees, increased approximately 80% in the quarter ended June 30, 2009, compared to the quarter ended June 30, 2008, due to the completion of implementation projects at certain hospitals.
The operating loss for the six months ended June 30, 2009, was approximately $2,215,000 compared to an operating loss for the six months ended June 30, 2008, of $3,800,000. This reduction in operating loss of approximately $1,585,000 was largely due to an increase in revenue from software licensing fees, and reduction in professional services and amortization in the medical software segment due to the completion in 2008 of major software revisions.
During the six months ended June 30, 2009, other income decreased by approximately $396,000, primarily driven by the Company’s interest in AVM, Ltd., whose income was approximately 66% less than the same period of 2008. The income from the Company’s interest in AVM Ltd., was income of $646,473 in the six months ended June 30, 2009 compared to income of $1,898,392 during the comparable period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s cash position decreased $147,251 in the six months ended June 30, 2009, compared to an increase of $63,438 during the comparable period in 2008. Net cash flow used in operations for the six months ended June 30, 2009, was approximately $2.5 million, compared with cash used in operations of approximately $2.6 million for the six months ended June 30, 2008. The primary reason for the approximate $100,000 difference is a decrease in operating costs and the recognition of deferred revenues associated with completed implementation contracts.
Net cash used by financing activities was approximately $1,112,000 for the six months ended June 30, 2009, compared to cash provided by financing activities of approximately $573,000 for the six months ended June 30, 2008. Net cash provided by financing activities was primarily affected from an investment from the majority shareholder in the amount of approximately $1,546,000 in 2009. During the period ending June 30, 2009, approximately $434,000 was used to reduce related party debt.
Net cash provided by investing activities relates primarily to the distribution from AVM and BioSafe of approximately $1,229,000 for the six months ended June 30, 2009. This compares to net cash provided by investing activities for the six months ended June 30, 2008, of approximately $2,083,000. The distribution from AVM for the quarter ended June 30, 2009, was approximately $184,000.

The ability of Consulier to continue to generate cash flow in excess of its normal operating requirements depends almost entirely on the performance of its limited partnership interest in AVM. Consulier cannot, with any degree of assurance, predict whether there will be a continuation of the net return from our interest in partnerships for the six months ended June 30, 2009, nor whether we will continue to be able to obtain additional funding when necessary. However, Consulier does not expect that the rate of return will decline to the point that Consulier has negative cash flow.
Consulier is planning to continue to invest in ST, LLC. The Company anticipates that the cash which it will use to invest in ST, LLC will be available from the Company’s interest in AVM and BioSafe.
The Company does not trade derivative instruments. However, AVM enters into various transactions involving derivatives and other off-balance sheet financial instruments. These derivatives and off-balance sheet instruments are subject to varying degrees of market and credit risk.
OUTLOOK
Based on AVM’s operations over the past five years, management expects continued return in 2009 on its interest in AVM; however, there is no guarantee that the return in the second quarter of 2009 will be maintained throughout fiscal 2009.
Consulier International, Inc., continues to develop new retail and distribution outlets locally, nationally and internationally. As a result, sales of that company’s primary product, Captain Cra-Z Hand and All Purpose Cleaner, have increased for the six months ended June 30, 2009, by 4% over the comparable 2008 period.
In the second quarter, Patient Care Technology Systems (PCTS) signed a contract with Wake Forest University Baptist Medical Center in Winston-Salem, NC for what will be the world’s largest real-time location system (RTLS) implementation in a health care facility. PCTS will track assets in an over 4.1 million square foot campus. PCTS also signed an asset tracking contract with the 13-hospital system, Aurora Health Care in Milwaukee, WI for an over 1.65 million square foot deployment at Aurora St. Luke’s Medical Center. PCTS successfully completed an implementation of its emergency department automatic patient tracking system at Hoag Memorial Hospital Presbyterian in Newport Beach, CA. During the quarter, PCTS exhibited and spoke at eight conferences, including the internationally recognized HIMSS annual conference where three customers delivered presentations on the return on investment benefits their departments have achieved using PCTS workflow visibility solutions.
PCTS currently supports 29 completed installations of its core product line of electronic tracking and documentation solutions with over 12 implementations in progress. Including its non-core solutions, PCTS supports a total customer base of 69 implementations representing over 1.8 million annual patient encounters.
The Company’s income from its interest in BioSafe was $312,945 for the six months ended June 30, 2009, compared to income of $122,789 for the six months ended June 30, 2008.

Total revenue for the six months ended June 30, 2009, increased by 2% compared with the six months ended June 30, 2008. The Company expects continued sales growth and continued success with cost containment.
The company net income increased by 189% for the quarter ended June 30, 2009 over the same period in the prior quarter due to the reduction in sales and administrative expenses. The Company is confident that its profitability will continue with maintaining the current sales volume and the cost containment success.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is a smaller reporting company, as defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934, and is accordingly not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, or the “Evaluation Date,” we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Office and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”). Because of its inherent limitations, our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The continued effectiveness of our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, the disclosure controls were effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2007, the Company adopted a plan to repurchase up to 50,000 shares of its common stock on the open market at a price not to exceed $3.75 per share plus brokerage fees. In January 2008, the Company adopted a second plan to repurchase up to an additional 50,000 shares of its common stock on the open market at a price not to exceed $3.50 plus brokerage fees. Since April, 2007 through June 30, 2009, the Company repurchased 91,437 shares of its common stock. There were no repurchases of stock during the quarter ended June 30, 2009.

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

CONSULIER ENGINEERING, INC.

(Registrant)

Date: August 18, 2009	By:	/s/ Alan R Simon
Alan R. Simon, Esq.
Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: August 18, 2009	By:	/s/ Warren B. Mosler
Warren B. Mosler
Chairman of the Board, President & Chief Executive Officer (Principal Executive Officer)